Form 10-K
period 1995-01-28
CROWN BOOKS CORP
filed 1995-04-28
CIK 719798

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended January 28, 1995

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ___________ to __________

Commission file number   0-11457

                              CROWN BOOKS CORPORATION
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    52-1227415
- ------------------------------------       -----------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

3300 75th Avenue, Landover, Maryland                     20785
- ------------------------------------       -----------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (301) 731-1200
                                                     -------------------------

Securities registered pursuant to Section 12(b) of the Act:          NONE
                                                                 -------------
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $.01 per share
- ------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

At April 27, 1995, the registrant had 5,388,973 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $33,848,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

1995 Proxy Statement for annual stockholders' meeting to be held
June 30, 1995.....................   Part III Items 10-13

The exhibit index begins at page 64 of this Form 10-K.

                                 PART I

Item 1.  Business

Crown Books Corporation ("Crown Books") was incorporated in Delaware in 1981 and operates retail discount book stores. The term "Company" refers collectively to Crown Books and its wholly-owned subsidiaries, including Crown Books East Corporation ("Crown East"), Crown Books West Corporation ("Crown West"), Super Crown Books Corporation ("Super Crown") and Crown DHC Corporation ("Crown DHC"). Dart Group Corporation ("Dart") owns 51.4% of Crown Books' outstanding common stock, par value $.01 per share (the "Common Stock").


Operations

The Company is a retailer operating discount specialty stores. These stores offer popular hardback and paperback books, newspapers, magazines, books on tape, videos, computer software, reference materials and other items and accessories.

The Company responds to the demand for books at prices below the publishers' and manufacturers' suggested retail prices and at the same time provides quality service to its customers. The Company sells hardbacks on The New York Times best seller list at 40% below the publishers' suggested retail prices, paperbacks on The New York Times best seller list at 25% below the publishers' suggested retail prices, other new books at 10% to 25% below the publishers' suggested retail prices, and magazines at 10% below the publishers' suggested retail prices. All other merchandise is sold at a discount from the manufacturers' suggested retail price. The Company sells publishers' over-stock, reprints and former best sellers at significant discounts from the publishers' original suggested retail prices. In addition, the Company allows customers at all stores to special order books not stocked in inventory at discount pricing. Merchandise is generally purchased directly from a large number of publishers and suppliers and the Company is not dependent on any single publisher or supplier.

The Company advertises intensively, primarily through newspapers and direct
mail, stressing its pricing policy.   The Company satisfies regional and local
consumer preferences by tailoring the selections and quantities of books that it makes available in individual stores. The Company clusters its stores in selected market areas to maximize the efficiency of advertising, publicity, management and distribution. Within those areas, the Company generally locates its stores in retail power centers, strip shopping centers and urban street locations. These locations typically may be rented at more favorable rates than locations in large enclosed malls and provide for increased consumer awareness and convenience of the store locations.

All major merchandising decisions concerning pricing, advertising and promotional campaigns, as well as the initial ordering of inventory for each store, are managed centrally at the Company's headquarters in Landover, Maryland. Over 80% of the merchandise is shipped directly from publishers to the stores. Best sellers and other books that are purchased in large quantities are often shipped directly from the publishers to the Company's regional warehouses for distribution to the stores. Inventories are monitored both at stores and in the central office in Landover, Maryland, to determine purchase requirements. In general, unsold books and magazines can be returned to the publishers for credit.

Super Crown Books operates discount retail book superstores. The first Super Crown Books store opened in May of 1990 and the Company has been expanding the Super Crown Books concept since. The stores carry as many as 80,000 titles, nearly eight times the number of titles as a "classic" Crown Books ("Classic Crown Books") store. Super Crown Books stores also carry a wider selection of non-book products and accessories.

The following table sets forth by metropolitan area the locations of the Company's stores for each of the last five fiscal years:

                                           Number of Stores
                                         at end of fiscal year
                                ------------------------------------
                                1991    1992    1993    1994    1995
                                ----    ----    ----    ----    ----
Metropolitan Area:
- ------------------
 Washington, D.C. ...........     63      61      59      60      47
 Los Angeles, California ....     80      79      76      68      59
 Chicago, Illinois ..........     44      43      43      43      37
 San Francisco, California ..     31      30      30      31      24
 San Diego, California ......     19      20      20      17      12
 Houston, Texas .............      6       5       3       6       6
 Seattle, Washington ........     16      16      16      15      11
                                ----    ----    ----    ----    ----
   Total.....................    259     254     247     240     196
                                ====    ====    ====    ====    ====

The following tables set forth the number of stores of each of Classic Crown Books and Super Crown Books that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each such fiscal year.

                                1991    1992    1993    1994    1995
                                ----    ----    ----    ----    ----
Super Crown Books stores:
- -------------------------
   Opened during the year....      6       9      13      37      12
   Closed during the year....      -       -       -       4       3

Classic Crown Books stores:
- ---------------------------
   Opened during the year....     10       4       -       5       2
   Closed during the year....     10      18      20      45      55
   Remodeled during the year.     16       7       2       -       -

Total Opened at January 31
- --------------------------

 Super Crown Books stores....      6      15      28      61      70
 Classic Crown Books stores..    253     239     219     179     126

Classic Crown Books stores range in size from approximately 2,000 to 3,000 square feet and Super Crown Books stores range in size from approximately 6,500
to 35,000 square feet.   All stores use specially-designed display fixtures.
The Company's new prototype stores, generally range in size from approximately 12,000 to 35,000 square feet. These new prototype stores permit more effective and economic utilization of space. The interior of the stores is standardized, so that the stores can be assembled quickly. Most of the stores are open seven days a week.

All Super Crown Books stores and all Classic Crown Books stores have computerized point of sale and inventory management systems ("systems"). The systems enable store personnel to scan bar coded merchandise resulting in less time to process the sales transaction with more accurate pricing. The systems are designed to provide detailed inventory information on an item basis to store management and the central office providing for better informed reordering and merchandising decisions. As of January 28, 1995 the inventory systems were not fully operational. The Company believes these systems will, when fully operational, enhance customer service as well as store operating efficiency.

During the past three fiscal years, the Company has recorded charges in connection with store closings and restructurings. During the year ended January 30, 1993, the Company recorded a restructuring charge of $6,600,000 for anticipated costs associated with a restructuring plan to close, relocate, expand and convert approximately 50 Classic Crown Books stores to a Super Crown Books format. At January 28, 1995, the Company had charged approximately $1,445,000 against this reserve in connection with the closing, relocation, expansion on conversion of approximately 40 stores. These charges consisted primarily of unrecoverable lease costs (including buyouts of remaining lease terms) and the remaining book value of leasehold improvements and store fixtures for stores that have closed.

In the year ended January 29, 1994, the Company determined that seven of the smaller Super Crown Books stores (typically 6,000 - 10,000 square feet) opened in prior years were no longer competitive in the current market environment and in light of the industry's movement to larger stores. Accordingly, the Company recorded an additional restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these stores to the new, larger prototype. At January 28, 1995, the Company had not charged any costs in connection with this reserve. The Company presently intends to use this restructuring charge and complete the restructuring related to these seven stores during the next 24 months. The total restructuring reserve at January 28, 1995 is $10.5 million.

A comprehensive review of the Company was begun by its new Chief Operating Officer and interim Chief Financial Officer shortly after their appointments in October of 1994. That review, which continued into February, identified opportunities to improve the Company's profitability, organization, staffing, computer systems, and operating controls. The initial review found that the Company still had a majority of its stores in the original Classic Crown Books stores format and concluded that many of these Classic Crown Books stores were not generating, and were not expected to generate, a return on investment sufficient to justify their continued operation and that the Company's competitors had long since moved to a much larger format. As a result, the Company determined to act aggressively to implement the larger Super Crown format begun as part of its earlier restructuring and close approximately 100 of these small and under-performing stores over the succeeding 6-18 months.
As a result, the Company recorded a closed store reserve of $18.9 million for the costs to be incurred in these closings.

During the fiscal years 1995, 1994 and 1993, the Company recorded net charges (income) of $18,865,000, $(631,000), and $513,000, respectively for such closed store costs. The income during the year ended January 28, 1994 was the result of early lease terminations, net of cash buyouts. At January 28, 1995, 28 of the 100 stores targeted for closing during the third fiscal quarter had been closed and over 40 stores targeted for closing under the previous restructurings had been closed. At January 28, 1995, the Company had an aggregate store closing and restructuring reserve of $29,853,000 of which approximately $6,936,000 will be utilized over the next 12 months.

During the fourth fiscal quarter an additional 54 stores were targeted for closure as a result of the continuing analysis of store profitability and market presence. Additional reserves for store closings were not deemed necessary as the remaining reserves adequately provide for the Company's obligations for the currently identified stores to be closed due to revisions to the planned closing dates for certain stores. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. No reserves for these stores have been recorded. The closings of these smaller or underperforming stores may, where appropriate, be coordinated with the opening of Super Crown Books stores in those markets where the Company plans to maintain or expand its presence. A commitment has recently been made to accelerate the opening of stores in the Super Crown Books format.

Management plans to open 28 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next 12-18 months. These stores will represent approximately 420,000 square feet of new space opened in the next 12-18 months.

The review discussed above also identified the need for changes in officers and key employees to address the other opportunities identified for improving the Company's performance. In this regard, the Company has recruited and hired senior management to address particular issues identified, including a senior management information systems specialist; a senior loss prevention specialist; a senior personnel administrator and trainer; and a senior regional operations manager. Recruiting of other key personnel is underway including: a permanent chief financial officer; a senior merchandiser; a senior operations manager; additional management information specialists; and experienced district and sales managers at several levels. Coupled with this recruiting effort, the Company has also begun replacing certain district and regional managers.

Finally, as a result of the review discussed above, an increased focus on enhancing store profitability through efforts to re-engineer operating processes, procedures and further improve information system capabilities was initiated. The Company believes that there exists opportunities to enhance store operating performance through the use of updated methodologies and technology.

The Company anticipates that the efforts relating to improved personnel in strategic areas and local store management, together with the Company's planned re-engineering efforts, will continue and will have a positive impact on the Company's results of operations in the future.


Relationship with Dart

Dart provides the Company with certain general and administrative functions, including executive management, legal services, advertising administration, accounting and data processing, loss prevention and personnel administration. Dart charged the Company approximately $758,000 for such services in the year ended January 28, 1995. See Notes 4 and 5 to the Consolidated Financial Statements and Item 2.- Properties.

Competition

The business in which the Company is engaged is highly competitive. The Company competes with Border's Group, Inc. a subsidiary of K Mart Corporation;
B. Dalton Booksellers, Bookstop, and Barnes and Noble, subsidiaries of Barnes & Noble Inc., other chains and independent bookstores and major national book clubs in all the Company's markets. In addition, the Company competes with drug stores, supermarkets, department stores, computer stores, airport vendors and others that make incidental sales of books and magazines. Some of the Company's competitors offer larger selections than the Company, and some of its competitors have greater resources than the Company. Price competition occurs in all of the Company's markets.

Employees

On January 28, 1995, the Company employed approximately 1,300 full-time and 1,600 part-time persons engaged in retail and administrative operations. The Company considers its relations with employees to be good.

Executive Officers

The following table sets forth the names, ages and positions of the executive officers of the Company. Executive officers are appointed to serve until their successors are appointed.

          Name           Age            Position
          ----           ---            --------
     Herbert H. Haft      74     Chairman of the Board of Directors
     Ronald S. Haft       36     Interim President and Chief Executive
                                 Officer and Director
     E. Steve Stevens     39     Senior Executive Vice President and
                                   Chief Operating Officer
     Robert A. Marmon     51     Chief Financial Officer

Herbert H. Haft has been Co-Chairman of the Board and Chief Executive Officer of the Company since its incorporation in 1983 until December 1991, when he became Chairman of the Company's previous Executive Committee. Mr. Haft became Chairman of the Board of Directors of the Company, again, in June 1993. Mr. Haft is the founder of Dart and has been its Chairman and Chief Executive Officer since 1960. He is also Chairman and Chief Executive Officer of each of Dart's other subsidiaries, including Trak Auto Corporation ("Trak Auto") and Total Beverage Corporation ("Total Beverage"), and a director of Shoppers Food Warehouse Corp. ("Shoppers Food"), in which Dart owns a 50% interest.

Ronald S. Haft was appointed Interim President and Chief Executive Officer in
June 1994, when Glenn E. Hemmerle resigned.   Mr. Haft was appointed President
and Chief Operating officer of Dart since August 1, 1993. Prior to joining Dart he was President of Combined Properties, Inc. a real estate management company, from 1984, and continues to hold that position. Mr. Haft was elected a director of the Company, Dart, Trak Auto in July 1993 and was subsequently elected a director of Shoppers Food.

E. Steve Stevens has been Senior Executive Vice President and Chief Operating Officer of the Company since October 1994. Mr. Stevens joined the Company in June 1994 as Senior Vice President and General Merchandise Manager. Prior to that, Mr. Stevens served in several executive positions at Circuit City Stores, Inc. the West Bertona Group, Inc. of Chevy Chase, MD and Portico Bed and Bath, Ltd. of New York.

Robert A. Marmon has been Chief Financial Officer of the Company since October 1994. At the same time, Mr. Marmon has served as Chief Financial Officer of Dart and each of its subsidiaries. Mr. Marmon has been a management consultant since 1970 and worked for McKinsey & Company, Inc. from 1970 to 1973. He served in various capacities at The Palmieri Company from 1973 to 1988. Mr. Marmon has been president of RPF, Inc. since 1988. Mr. Marmon was retained for his current positions on an interim basis pursuant to an agreement between RPF, Inc. and Dart effective until April 30, 1995. On March 20, 1995, the contract under which Mr. Marmon provides services was modified and extended on a month-to-month basis. Under the modified terms, Dart may terminate the agreement on thirty days notice. However, Mr. Marmon must provide sixty days notice to Dart if he intends to terminate the agreement.

Herbert H. Haft, Chairman of the Board of Directors, is the father of Ronald S. Haft, Interim President and Chief Executive Officer and Director. There is no other family relationship between any director and executive officer of the Company.

Changes in Management

Robert M. Haft's employment as Chief Executive Officer and President of the Company concluded in November 1992 upon the appointment and election of Glenn
E. Hemmerle to those positions. Robert M. Haft continued to serve as Chairman of the Board of Directors of the Company until June 1993. Thereafter, Herbert
H. Haft resumed the position of Chairman of the Board.

In June 1994, Glenn E. Hemmerle resigned all positions with the Company. The Company then sought to replace Mr. Hemmerle and in the interim Ronald S. Haft was appointed the Company's President and Chief Executive Officer and Ron Marshall was appointed its interim Chief Operating Officer.

Effective October 1, 1994, Ron Marshall resigned his positions with the Company. In addition to serving as the Company's interim Chief Operating Officer, Mr. Marshall had served as Chief Financial Officer of the Company and Dart and Principal Financial Officer of Trak Auto.

Subsequent to Mr. Marshall's departure, the Board of Directors of the Company appointed E. Steve Stevens as Senior Executive Vice President and Chief Operating Officer, and, on an interim basis, Robert A. Marmon as Chief Financial Officer in October 1994. Also in October 1994, Mr. Marmon was appointed, on an interim basis, as Chief Financial Officer of Dart and its wholly-owned subsidiaries and Principal Financial Officer of Trak Auto.

The Board of Directors of each of the Company, Dart and Trak Auto was reconstituted in 1993 to include five new directors, four of whom were neither officers or employees of the Company. Bonita A. Wilson and Douglas M. Bregman were elected directors of the Company, Dart and Trak Auto in June 1993. Ronald
S. Haft was appointed President and Chief Operating Officer of Dart on August 1, 1993, and was elected a director of the Company, Dart and Trak Auto on July 28, 1993. H. Ridgely Bullock and Larry G. Schafran were elected as directors by the respective boards of the Company, Dart and Trak Auto pursuant to each company's bylaws on December 20, 1993. Robert M. Haft and Gloria G. Haft ceased to be directors of the Company, Dart and Trak Auto in June 1993.

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft and Ronald S. Haft are each an executive officer and director of Crown Books, on October 11, 1994, the Board of Directors of Crown Books established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart and Crown Books have been extensive. Accordingly, the respective Executive Committees have assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Crown Books, in particular matters relating to litigation to which Dart or Crown Books is a party. The continuing roles of the Executive Committees of Dart and Crown Books are dependent upon future developments.

The Directors appointed to each Executive Committee were Douglas Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita Wilson, with Mr. Bullock as the Chairman of each Executive Committee. After Mr. Bullock died in December 1994, Mr. Schafran was elected Chairman of each Executive Committee in January 1995.

A Standstill Agreement entered into in September 1994 in connection with a lawsuit filed by Ronald S. Haft against Dart (the "Standstill Agreement") provides, among other things, that Dart may not, until further order is entered by the Delaware Court of Chancery, (i) change the current composition of the board of directors of Dart or any of its subsidiaries, or (ii) change the current Haft family officers of Dart or any of its subsidiaries. See Item 3 - Legal Proceedings.

Item 2.  Properties

The Company subleases from Dart 28,000 square feet of a warehouse and office facility located in Landover, Maryland that it shares with Dart and Trak Auto. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced October 1985. The current annual rental is $269,500. The sublease also requires the payment of maintenance, utilities, insurance and taxes allocable to the space subleased. Dart leases the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members own all of the partnership interests. The Company's sublease is on the same terms as Dart's lease.

The Company leases 23,300 square feet of office and warehouse space in Addison, Illinois. The lease is for ten years with one five year renewal option and commenced January 1993. The annual rental is $143,000 for the first five years and increases to $156,000 for the second five years. The lease requires the Company to pay for maintenance, utilities, insurance and real estate taxes.

The Company leases 28,000 square feet of office and warehouse space in La Mirada, California. The lease is for five years with two five year renewal options and commenced May 1990. The annual rental for the first five years was $138,000. The annual rental during the first option period, if such option is exercised, is $154,500. The lease requires the Company to pay for maintenance, utilities, insurance and real estate taxes. The lease will terminate July 31, 1995 and the warehouse operations will be consolidated with those of Trak Auto in Ontario, California on a fee for service basis.

The Company leases all of its 196 retail stores. The total minimum annual payments for the Company's retail store space (excluding closed stores) and equipment aggregate approximately $100,409,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1995 to 2009. Nine of these leases are with entities in which the Haft family has substantially all the beneficial interest. Three of the leases are in shopping centers owned by partnerships in which Dart owns the majority partnership interests and Haft family members own the remaining partnership interests.

The 12 lease agreements involving Haft-owned entities provide for various termination dates that range from 1996 to 2029 (including option periods) and require payment of future minimum rentals aggregating $47,782,000 at January 28, 1995. These agreements also require payment of a percentage of sales in
excess of a stated minimum.   In addition, four closed stores have lease
agreements with Haft-owned entities with various termination dates that range from 1996 to 2001 and require future minimum rentals aggregating $891,000 at January 28, 1995. Annual fees and rentals paid to Haft-owned entities, open or closed, were $2,296,000 in the year ended January 28, 1995.

The Executive Committee of Dart undertook a legal review of leases (the "Pennsy Leases") for in excess of one half million square feet of warehouse space located at 3301 Pennsy Drive in Landover, Maryland, beginning late in the third quarter of the fiscal year ended January 31, 1995. On February 10, 1995, Dart filed a complaint alleging, inter alia, breaches of fiduciary duty, waste and other irregularities by members of the Haft family in connection with the Pennsy Leases. The complaint seeks rescission of the Pennsy Leases and restitution of rent paid on them since 1991. The Executive Committees of Dart, Crown Books and Trak Auto have also undertaken a legal review of other leasing arrangements and real estate related transactions between Dart, the Company or Trak Auto, on the one hand, and Haft-owned entities, on the other hand. This review is ongoing and the Executive Committees have not yet determined whether other actions will be taken as a result of this legal review.

See Notes 4 and 5 to the Consolidated Financial Statements for information concerning charges and methods of allocation to the Company and the lease and license arrangements in which Dart or the Haft family has an interest.

Item 3.  Legal Proceedings

Robert M. Haft Employment Litigation

In August 1993, Robert M. Haft, the former president of the Company and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civil Action No. 93-384-SLR), naming as defendants Dart, the Company and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys fees.

On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that the Company had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against the Company in the amount of $12,800,910.

The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement ("ISA") with the Company. Under the terms of the ISA, a voluntary termination by Robert M. Haft of his employment would have allowed the Company to repurchase all or a portion of 100,000 shares of Common Stock issued to Robert Haft by the Company pursuant to the ISA, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. The jury's finding would preclude the Company from making such a repurchase.

Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of the Company to deliver 100,000 shares of unrestricted Common Stock, which he would have a right to receive under the ISA in the event of his termination without cause by the Company, when he demanded them in August of 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, the Company and Trak Auto arising from certain stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage.

On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against Dart, the Company and Trak Auto:

         (1) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of the Company to deliver 100,000 shares of unrestricted Common Stock when he demanded them in August of 1993;

         (2) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Company's Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock, $1.00 par value per share (the "Class A Common Stock"), of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Common Stock of the Company having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

         (3) The Court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

The Court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and the Company filed a motion for a new trial and/or reduction of damages with the court, challenging the Court's breach of contract findings, damages awards and certain evidentiary rulings. Depending upon the outcome of this motion, Dart, the Company and Trak Auto may also file an appeal challenging some or all of the rulings in this lawsuit.

The Company has reserved $13,342,000 for these judgments and has expensed the remaining unamortized deferred compensation associated with the ISA totaling $1,424,000 (before income taxes).

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc., Combined Properties Limited Partnership, and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, the Company, Shoppers Food, Total Beverage, and Cabot-Morgan Real Estate Company, a wholly-owned subsidiary of Dart.

The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, Dart's employment agreement with Ronald S. Haft dated August 1, 1993 (the "Agreement"), the sale of 172,730 shares of Class B Common Stock, $1.00 par value per share (the "Class B Common Stock"), of Dart by Herbert H. Haft to Ronald S. Haft and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the Court, will (1) dismiss claims against Douglas M. Bregman and Bonita Wilson; and (2) realign Dart as a party plaintiff to the amended complaint.

In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of the Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the Agreement. The complaint seeks rescission of such shares and the Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

A Special Litigation Committee consisting of two outside, independent directors of Dart, the Company and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits.

In September 1994, Jolien Lou, a purported shareholder of the Company, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry B. Schafran and Bonita A. Wilson. The suit is brought derivatively and names the Company as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at the Company in 1993 and in connection with Herbert H. Haft's management of the Company. The amended complaint also alleges legal malpractice against a lawyer advising the Company at that time. Plaintiff seeks unspecified damages incurred by the Company, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle have been dismissed without prejudice from this lawsuit. The Company and other defendants have filed a motion to dismiss this lawsuit.

Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries, including the Company if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Ronald S. Haft Stock Options

On September 6, 1994, Ronald S. Haft tendered Dart a letter requesting:

    (1) to exercise, effective immediately, stock options for shares of Dart's Class B Common Stock pursuant to the Agreement (the "Options"), to purchase, at an exercise price of $89.65 per share, 197,048 shares (the "Option Shares") and

    (2) to exercise his right under the Agreement, effective immediately, to obtain a loan from Dart in the amount of $17,665,353.20, for part of the exercise price of the Options.

Together with that letter, Ronald S. Haft tendered to Dart a check payable to Dart in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order of Dart in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

Dart has rejected the validity of Ronald S. Haft's exercise of the Options and the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of Dart, Dart has returned his $197,048 check, and Dart has not issued any stock certificate to Ronald S. Haft for the Option Shares. Dart delivered to Ronald S. Haft a check in the amount of the $985,000 price (plus interest) previously paid by him for the Options, but he returned the check to Dart. These funds are now in an interest bearing escrow account.

On September 12, 1994, Ronald S. Haft filed a lawsuit against Dart (Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736) (the "Options Lawsuit") in the Delaware Court of Chancery for New Castle County seeking a court order that Dart issue the Option Shares and grant him a loan of $17,665,353.20 to be used as part of the payment for such shares.

Dart has denied the validity of the Options and the Agreement and is contesting the Options Lawsuit. On November 14, 1994, the Court of Chancery entered a Memorandum Opinion denying Ronald S. Haft's motion for summary judgment.

In connection with this proceeding, on September 14, 1994, the Standstill Agreement agreed to on behalf of Dart and Ronald S. Haft was ordered by the Delaware Court of Chancery. The Standstill Agreement restricts certain actions by Dart until further order of the court. In particular, Dart may not, without further order of the court: (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of the Board of Directors of Dart or its subsidiaries; (iii) change the current Haft family officers of Dart or its subsidiaries; (iv) issue any additional securities of Dart or any of its subsidiaries; or (v) take any extraordinary actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart, or (c) the disadvantage of any Class B Common Stockholder of Dart through any debt transaction.

In December 1994, Ronald S. Haft filed a motion for contempt against Dart, Herbert H. Haft, Larry G. Schafran and Bonita A. Wilson, alleging a breach of the Standstill Agreement. In his motion, Ronald S. Haft asserted that the defendants violated the prohibition on the issuance of additional securities of Dart, the Company and Trak Auto by approving certain employee stock option grants pursuant to existing stock option plans, and by approving a form of employment contract for executives of Dart, the Company and Trak Auto that contains a provision for stock option grants. Dart opposed this motion and moved for a clarification or waiver of the Standstill Agreement with respect to the issuance and exercise of employee stock options that would (i) allow Dart, the Company and Trak Auto to grant stock options to its employees, other than members of the Haft family, in a way that complies with the past practice of those companies and (ii) allow Dart, the Company and Trak Auto to issue stock pursuant to the exercise of options granted prior to September 14, 1994. A hearing on these matters was held on April 18, 1995 at which the court denied the motion for contempt and issued an order stating that the Standstill Agreement did not enjoin the exercise of stock options granted prior to September 14, 1994, or the issuance of stock options to employees approved by the Board of Directors in December 1994.

In December 1994, the Delaware Court of Chancery granted a motion by the Kahn Derivative Plaintiffs to intervene permissively as defendants in the Options Lawsuit on their own behalf. Subsequently, on January 20, 1995, Ronald S. Haft and the Kahn Derivative Plaintiffs filed a Stipulation and Agreement of

Compromise, Settlement, and Release (the "Settlement Agreement"), in which they purported to settle the Options Lawsuit. As part of the putative Settlement Agreement, Ronald S. Haft's exercise of the Options would have been allowed.

Dart filed a brief opposing the Settlement Agreement on March 8, 1995, which brief contained as an exhibit a memorandum (the "Memorandum") responding to the terms of the Settlement Agreement. See Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations. On March 10, 1995, the Kahn Derivative Plaintiffs withdrew from the putative Settlement Agreement. Trial in the Options Lawsuit is currently scheduled for July 17, 1995.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material affect upon the consolidated financial condition and results of operations of the Company.

The Company has recorded expenses of approximately $3,414,000 and $1,900,000 during the years ended January 28, 1995 and January 29, 1994, respectively, for legal expenses incurred during these years. These amounts include estimated future expenses likely to be considered necessary to resolve all litigation discussed above.

Item 4.  Submission of Matters to a Vote of Security Holders

         Inapplicable.




                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

The Common Stock is quoted on the Nasdaq National Market ("Nasdaq") under the symbol CRWN. The following table sets forth the range of the high and low sale prices for the Common Stock, as reported by the Nasdaq, for the quarters indicated.


                 Quarter Ended           High        Low
                 -------------        ---------   --------
                 May 1, 1993            24         19 1/2
                 July 31, 1993          24         21
                 October 30, 1993       26 1/2     22
                 January 29, 1994       25         18 3/4
                 April 30, 1994         20 1/2     17
                 July 30 1994           18 1/2     16 3/4
                 October 29, 1994       17 3/4     14 1/2
                 January 28, 1995       17 1/2     11 1/2


The Company has not paid dividends during the last two fiscal years and does not expect to pay dividends in the foreseeable future.

There were approximately 300 record holders of the Common Stock as of April 10, 1995.

 Item 6.  Selected Financial Data


INCOME STATEMENT DATA:       (in thousands, except per share and sales % data)

                                                 Fiscal Year
                              ------------------------------------------------
                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
 Sales                        $305,606  $275,125  $240,682  $232,484  $220,304
 Interest and other income       2,289     3,073     3,015     4,047     4,360
 Cost of sales, store
   occupancy and
   warehousing                 266,877   221,264   189,000   181,543   172,495
 Selling and administrative     62,208    46,911    38,395    35,646    34,469
 Depreciation and
   amortization                  5,176     3,986     2,418     2,180     1,502
 Interest expense                  965       323       391       470       537
 Restructuring charge              -       6,200     6,600      -         -

 Income (loss) before
   income taxes                (27,331)     (486)    6,893    16,692    17,490
 Net Income (Loss)             (19,380)     (210)    4,281    10,349    10,649

 Net Income (Loss) per share  $  (3.60) $   (.04) $    .82  $   1.97  $   2.03

 Weighted average common
   share and common share
   equivalents outstanding       5,389     5,402     5,214     5,245     5,233

 Percentage change in sales
   Total stores                   11.1%     14.3%      3.5%      5.5%      7.8%
   Comparative stores             (2.5)%    (0.6)%     2.6%      5.3%      3.2%



 BALANCE SHEET DATA:                           (in thousands)

                                           at end of Fiscal Year
                              ------------------------------------------------
                                1995      1994      1993      1992      1991
                              --------  --------  --------  --------  --------
 Current assets               $182,331  $180,210  $147,809  $149,432  $127,097
 Current liabilities           105,553    94,981    56,492    62,622    49,495
 Working capital                76,778    85,229    91,317    86,810    77,602
 Total assets                  213,379   210,636   165,433   160,264   136,872
 Long-term obligations          24,449    13,913     8,156     3,623     4,131
 Stockholders' equity           83,327   101,742   100,785    94,019    83,246

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations



On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft and Ronald S. Haft are each an executive officer and director of Crown Books, on October 11, 1994, the Board of Directors of Crown Books established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart and Crown Books have been extensive. Accordingly, the respective Executive Committees have assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Crown Books, in particular matters relating to litigation to which Dart or Crown Books is a party. The continuing roles of the Executive Committees of Dart and Crown Books are dependent upon future developments.

A Standstill Agreement entered into on September 14, 1994 in connection with a lawsuit filed by Ronald S. Haft against Dart provides that Dart may not, until further order is entered by the Delaware Court of Chancery, (i) change its certificate of incorporation or bylaws, (ii) change the current composition of the board of directors of Dart or its subsidiaries, (iii) change the current Haft family officers of Dart or its subsidiaries, (iv) issue any additional securities of Dart or any of its subsidiaries, or (v) take any extraordinary actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart, or (c) disadvantage of any Class B stockholder of Dart through any debt transaction. See Item 3. - Legal Proceedings.

In October 1994, Robert A. Marmon was appointed, on an interim basis, as Chief Financial Officer for Dart, each of its wholly-owned subsidiaries and the Company, and as Principal Financial Officer for Trak Auto. Mr. Marmon reports directly to the Executive Committee and the Board of Directors for each of Dart, the Company and Trak Auto.

The Executive Committees of Dart, Crown Books and Trak Auto have undertaken a legal review of leasing arrangements and other real estate related transactions between Dart, the Company or Trak Auto, on the one hand, and Haft-owned entities, on the other hand. On February 10, 1995, Dart filed a complaint alleging, inter alia, breaches of fiduciary duty, waste and other irregularities committed by members of the Haft family in connection with leases for in excess of one half million square feet of warehouse known as the Pennsy Leases. This review is ongoing and the Executive Committees have not yet determined whether other actions will be taken in connection with these matters.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Dart has retained an investment banking firm to provide advice concerning the value of Dart and its subsidiaries and the option to purchase Class B Common Stock of Dart claimed by Ronald Haft. This retention initially related to Dart's defense of the Options Lawsuit and certain other issues of shareholder value. The investment banking firm has advised that the current market price of Dart's stock is significantly undervalued and has reviewed with members of the Executive Committee potential types of transactions that might enhance value for Dart's stockholders. No final decision has been made whether or not Dart will engage in any such transactions, and there can be no assurance as to the timing or terms of such transactions, if they occur. Any such transaction may require further order of the Delaware Court of Chancery under the Standstill Agreement and may be opposed by certain controlling stockholders of Dart.

Liquidity and Capital Resources

Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $36,110,000 to $29,634,000 at January 28, 1995 from $65,744,000 at January 29, 1994. The decrease in cash was primarily due to increased purchases of merchandise inventory, to the timing of payments on accounts payable, trade and expense liabilities outstanding at January 29, 1994 and to an increase in investment in marketable debt securities. The Company's marketable debt securities are available for sale should current cash balances be fully utilized.

Operating activities used $27,111,000 of the Company's cash during the year ended January 28, 1995 compared to providing $27,018,000 for the year ended January 29, 1994. The use of cash was primarily for current year merchandise inventory purchases and payments on January 29, 1994 accounts payable, trade.

The Company used $8,969,000 for investing activities during the year ended January 28, 1995, primarily for the net purchase/disposition of United States Treasury Notes. Capital expenditures decreased $11,298,000 compared to the same period last year due to reduced amounts the Company spends on leasehold improvements for new stores and to fewer store openings.

Financing activities used $30,000 of the Company's funds during the year ended January 28, 1995, compared to providing $943,000 last year. The use of cash when compared to the prior year providing cash was due to proceeds from the exercise of stock options and proceeds from a note receivable in fiscal 1994.

The Company has a $6,000,000 revolving line of credit available that it shares with Dart and Trak Auto (see Note 9 to the Consolidated Financial Statements). The Company, Dart and Trak Auto have not borrowed any funds against this revolving line of credit.

The Company anticipates that funds necessary to fund net capital expenditures for new store openings and remodelings, meet capital lease obligations, purchase inventory for new and existing stores and meet current and long-term liabilities will come from operations and existing current assets. During fiscal 1996, the Company anticipates closing approximately 70 Classic Crown Books stores and four Super Crown Books store and over the next 12-18 months opening approximately 28 Super Crown Books stores. The Company anticipates that costs incurred in opening a new Crown Books store to be approximately $1,100,000, including

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

inventory, Superstore fixtures, leasehold improvements and certain other costs. At January 28, 1995, the Company had signed leases for two new store locations and four signed amendments to existing leases for expansion to Super Crown stores.

During the past three fiscal years, the Company has recorded charges in connection with store closings and restructurings. During the year ended January 30, 1993, the Company recorded a restructuring charge of $6,600,000 for anticipated costs associated with a restructuring plan to close, relocate, expand and convert approximately 50 Classic Crown Books stores to a Super Crown Books format. At January 28, 1995, the Company had charged approximately $1,445,000 against this reserve in connection with the closing, relocation, expansion or conversion of approximately 40 stores. These charges consisted primarily of unrecoverable lease costs (including buyouts of remaining lease terms) and the remaining book value of leasehold improvements and store fixtures for stores that have closed.

In the year ended January 29, 1994, the Company determined that seven of the smaller Super Crown Books stores (typically 6,000 - 10,000 square feet) opened in prior years were no longer competitive in the current market environment and in light of the industry's movement to larger stores. Accordingly, the Company recorded an additional restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these stores to the new, larger prototype. At January 28, 1995, the Company had not charged any costs in connection with this reserve. The Company presently expects to complete the restructuring related to these seven stores during the next 24 months. The total restructuring reserve at January 28, 1995 is $10.5 million.

A comprehensive review of the Company was begun by its new Chief Operating Officer and interim Chief Financial Officer shortly after their appointments in October of 1994. That review, which continued into February of 1995, identified opportunities to improve the Company's profitability, organization, staffing, computer systems, and operating controls. The initial review found that the Company still had a majority of its stores in the original Classic Crown Books stores format and concluded that many of these Classic Crown Books stores were not generating, and were not expected to generate, a return on investment sufficient to justify their continued operation and that the Company's competitors had long since moved to a much larger format. As a result, the Company determined to act aggressively to implement the larger Super Crown format begun as part of its earlier restructuring and close approximately 100 of these small and under-performing stores over the
succeeding 6-18 months.   As a result, the Company recorded a closed store
reserve of $18.9 million for the costs to be incurred in these closings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


During the fiscal years 1995, 1994 and 1993, the Company recorded net charges (income) of $18,865,000, $(631,000), and $513,000, respectively for such closed store costs. The income during the year ended January 28, 1994 was the result of early lease terminations, net of cash buyouts. At January 28, 1995, 28 of the 100 stores targeted for closing during the third fiscal quarter had been closed and over 40 stores targeted for closing under the previous restructurings had been closed. At January 28, 1995, the Company had an aggregate store closing and restructuring reserve of $29,853,000, of which approximately $6,936,000 will be utilized over the next 12 months.

During the fourth fiscal quarter an additional 54 stores were targeted for closure as a result of the continuing analysis of store profitability and market presence. Additional reserves for store closings were not deemed necessary as the remaining reserves adequately provide for the Company's obligations for the currently identified stores to be closed due to revisions to the planned closing dates for certain stores. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. No reserves for these stores have been recorded. The closings of these small and underperforming stores may, where appropriate, be coordinated with the opening of Super Crown Books stores in those markets where the Company plans to maintain or expand its presence. A commitment has recently been made to accelerate the opening of stores in the Super Crown Books format.

Management plans the opening of 28 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next 12-18 months. These stores will represent approximately 420,000 square feet of new space opened in the next 12 months.

The review discussed above also identified the need for changes in officers and key employees to address the other opportunities identified for improving the Company's performance. In this regard, the Company has recruited and hired senior management to address particular issues identified, including a senior management information systems specialist; a senior loss prevention specialist; a senior personnel administrator and trainer; and a senior regional operations manager. Recruiting of other key personnel is underway including: a permanent chief financial officer; a senior merchandiser; a senior operations manager; additional management information specialists; and experienced district and sales managers at several levels. Coupled with this recruiting effort, the Company has also begun replacing certain district and regional managers.

Finally, as a result of the review discussed above, an increased focus on enhancing store profitability through efforts to re-engineer operating processes, procedures and further improve information system capabilities was initiated. The Company believes that there exists opportunities to enhance store operating performance through the use of updated methodologies and technology.

The Company anticipates that the efforts relating to improved personnel in strategic areas and local store management will continue and will have a positive impact on the Company's results of operations in the future.

The Company believes that its current liquid assets are sufficient to fund its program of store closings, restructuring and expansion. Super Crown Books stores have generated increased sales at converted locations as well as

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increased gross margins as a result of the change in product mix. The Company believes that by leasing large stores it can obtain more favorable rates and that as the stores mature, operating expense as a percentage of sales, will decrease.

The liquid assets maintained by the Company are intended to fund the expansion of the Company's retail business through the opening of stores in new markets, converting Classic Crown Books stores to Super Crown Books stores and the opening of additional stores in existing markets, and to fund other corporate activities.

The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of its outstanding common stock. The Company has repurchased in open market transactions 223,638 shares of its common stock as of January 28, 1995. The last repurchase of such shares was in April 1990. The Company may purchase additional shares in the future if market conditions are favorable.

At January 28, 1995

Working capital decreased by $8,451,000 to $76,778,000 at January 28, 1995 compared to the same period one year ago. The decrease in working capital was primarily the result of accruals for the current portion of the closed store reserve and the Robert M. Haft employment litigation.

At January 29, 1994

Working capital decreased by $6,088,000 to $85,229,000 at January 29, 1994 from $91,317,000 at January 30, 1993, primarily due to purchase of store fixtures and leasehold improvements as a result of the conversion to the superstore concept.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

        Year Ended January 28, 1995 as Compared to the Year Ended
          January 29, 1994

Sales of $305,606,000 for the year ended January 28, 1995 increased by $30,481,000 or 11.1% over the same period one year ago. Comparable sales (sales for stores open for fifteen months) decreased 2.5% for the year ended January 28, 1995. Sales for Super Crown Book stores represented 54.7% of total sales for the year ended January 28, 1995 compared to 39.8% of total sales for the year ended January 29, 1994. Super Crown sales of $167,200,000 for the year ended January 28, 1995 increased 52.5% over the prior year sales and sales for comparable Super Crown Books stores increased 0.2%. Sales for comparable classic Crown Books stores decreased 4.0% during the year ended January 28, 1995.

During the year ended January 28, 1995, the Company opened 12 Super Crown Books stores and two Classic Crown Books stores while closing 55 Classic Crown Books stores and three Super Crown Books stores. These Super Crown Books stores were closed as a result of opening larger stores in the same area. At January 28, 1995, the Company had 196 stores including 70 Super Crown Books stores.

Interest and other income decreased by $784,000 during the year ended January 28, 1995 when compared to one year ago. The decrease was due to decreased funds available for short-term investment resulting from the lower cash balances discussed above.

Cost of sales, store occupancy and warehousing (excluding the closed store reserve) as a percentage of sales was 81.1% for the year ended January 28, 1995 compared to 80.4% for the same period the prior year. The increase was primarily due to increased occupancy costs for Super Crown Books stores and was partially offset by an increase in store margins as a result of a positive turn in the sales mix during the quarter ended January 28, 1995 and to an increase in overall store margins as a result of controlling purchasing. During the year ended January 28, 1995, the Company recorded a closed store reserve of $18,963,000 for underperforming stores while last year the Company's cost of sales, store occupancy and warehousing expenses were reduced by a $631,000 reduction in the closed store reserve as a result of the termination of three leases.

Selling and administrative expenses as a percentage of sales were 20.4% for the year ended January 28, 1995 compared to 17.1% for the same period the prior year. The increase was primarily due to the accruals for a $12.8 million judgement against the Company in connection with Robert M. Haft's claim for breach of his employment contract and related legal costs. (See Item 3. - Legal Proceedings and Note 7 to the Consolidated Financial Statements). Excluding these accruals, selling and administrative expenses as a percentage of sales decreased to 16.2% for the year ended January 28, 1995, primarily the result of reduced payroll costs.

Depreciation expense increased $1,190,000 for the year ended January 28, 1995 compared to the same period one year ago. The increase was primarily due to the increase in fixed assets as a result of the expansion of Super Crown Books stores.

Interest expense increased by $642,000 primarily due to interest accrued on the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


judgment against the Company in favor of Robert M. Haft.

The Company has recorded a tax benefit of $7,951,000 for the year ended January 28, 1995 net of a deferred tax valuation allowance of $2,500,000 as compared to tax benefit of $276,000 for the same period one year ago. The tax benefit was the result of taxable temporary differences included in the $27,331,000 financial reporting net operating loss. In management's opinion, a valuation allowance of $2,500,000 is necessary for the uncertainty related to the timing of the reversal of certain of the taxable temporary differences during periods when the Company has taxable income.

        Year Ended January 29, 1994 as Compared to the Year Ended
          January 30, 1993

Sales of $275,125,000 for the year ended January 29, 1994 increased by $34,443,000 or 14.3% compared to the year ended January 30, 1993. Sales for stores open more than one year decreased 0.6% for the year ended January 29, 1994. Sales for Super Crown Books stores represented 39.8% and 21.0% of total sales for the twelve months ended January 29, 1994 and January 30, 1993, respectively. As a result of the adoption of a 52/53 week fiscal year in December of 1992, fiscal 1994 had one less day than fiscal 1993. If prior year sales are adjusted to reflect the 52/53 week fiscal year, total sales increased 14.5% for the year ended January 29, 1994 and comparable sales decreased 0.3%. Super Crown Books stores sales of $109,637,000 increased 116.7% over the prior year and sales for comparable Super Crown Books stores increased 1.2%. Classic Crown Books stores sales of $164,886,000 decreased 13.26% over the prior year and sales for comparable classic Crown Books stores decreased 1.0%.

During the twelve months ended January 29, 1994, the Company opened 37 Super Crown Books stores, five expanded Classic Crown Books stores and one store that primarily sells remainders, while closing 45 Classic Crown Books stores and four Super Crown Books stores. At January 29, 1994, the Company had a total of 240 stores.

Interest and other income increased by $58,000 when compared to the prior fiscal year. The increase was primarily due to increased income from magazine distributors for displays in new stores. Interest income decreased $193,000 as a result of decreased funds available for short term investment.

Cost of sales, store occupancy, and warehousing as a percentage of sales was 80.4% for the year ended January 29, 1994 compared to 78.5% the prior fiscal year. The increase was primarily due to a decrease in store margins, as a result of a less favorable sales mix, increased purchasing from wholesalers at a higher cost and the impact of closed store liquidation sales, and to an increase in store occupancy costs for Super Crown Books stores.

Selling and administrative expenses as a percentage of sales were 17.1% for the year ended January 29, 1994 compared to 16.0% for the same period in the prior year. The increase was due primarily to increased payroll costs at both the store and administrative levels, largely the result of expansion of Super Crown Books stores, and to increased legal fees (see Note 7 to the Consolidated Financial Statements) including the accrual of estimated future legal costs to be incurred in relation to certain litigation. The increases were partially offset by decreased insurance costs as a result of the Company's efforts to reduce workers compensation cost.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

        Year Ended January 29, 1994 as Compared to the Year Ended
          January 30, 1993

Depreciation and amortization expense increased by $1,568,000 for the year ended January 29, 1994 when compared to the prior fiscal year. This increase was primarily due to the acquisition and installation of a point-of-sale system in all stores and to the purchase of fixed assets for new Super Crown Books stores.

Interest expense decreased by $68,000 in fiscal 1994 compared to fiscal 1993 due to the reduction of amounts owed under capital lease obligations.

During the year ended January 29, 1994, the Company recorded a restructuring charge of $6,200,000 before income taxes. The charge included the anticipated costs associated with closing, relocating, expanding and converting existing smaller Super Crown Books to a new larger prototype store. This charge reflects the costs of implementing a decision of management to close smaller Super Crown Books stores opened over the three years prior to the year ended January 29, 1994 that proved to be too small to compete effectively. These costs were primarily unrecoverable lease obligations and the remaining book value of leasehold improvements.

The Company recorded a $276,000 tax benefit during the year ended January 29, 1994.

Seasonality

Sales, net income and increase in working capital for the fourth quarter have historically been substantially higher than for any of the previous three quarters (see Note 12 to the Consolidated Financial Statements). Inventory and payables have historically been substantially higher at the end of the third quarter than for any other quarter for the year. The fourth quarter results of operations have historically been sufficient to satisfy the third quarter accounts payable requirements.

Effects of Inflation

Inflation in the past several years has had no significant impact on the Company's business. The Company's purchase cost and selling price for merchandise are a percentage of the publishers' suggested retail prices. The Company believes the impact of inflation is generally reflected in the publishers' suggested retail prices. Therefore, the Company believes that it will be able to recover most cost increases.

Item 8.  Financial Statements and Supplementary Data

            Financial Statements                              Page No.
            --------------------                              --------
            Report of Independent Public Accountants             28

            Consolidated Balance Sheets
              As of January 28, 1995 and January 29, 1994      29 - 30

            Consolidated Statements of Income
              Years ended January 28, 1995, January 29,
              1994 and January 30, 1993                          31

            Consolidated Statements of Stockholders' Equity
              Years ended January 28, 1995, January 29,
              1994 and January 30, 1993                          32

            Consolidated Statements of Cash Flows
              Years ended January 28, 1995, January 29,
              1994 and January 30, 1993                        33 - 34

            Notes to Consolidated Financial Statements         35 - 55

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO CROWN BOOKS CORPORATION:

We have audited the accompanying consolidated balance sheets of Crown Books Corporation (a Delaware corporation and a majority-owned subsidiary of Dart Group Corporation) and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Books Corporation and subsidiaries as of January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995, in conformity with generally accepted accounting principles.




                                         ARTHUR ANDERSEN LLP

    Washington, D.C.
    April 27, 1995.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                            January 28,     January 29,
                                           ------------    ------------
                                               1995            1994
                                           ------------    ------------
 Current Assets:
   Cash                                    $  4,226,000    $  3,701,000
   Short-term instruments                    25,408,000      62,043,000
   Marketable debt securities                35,106,000      30,394,000
   Accounts receivable                        3,832,000       4,743,000
   Merchandise inventories                  102,433,000      77,363,000
   Deferred income tax benefit               10,957,000       1,189,000
   Other current assets                         369,000         777,000
                                           ------------    ------------
     Total Current Assets                   182,331,000     180,210,000
                                           ------------    ------------

 Property and Equipment, at cost:
   Furniture, fixtures and equipment         24,936,000      23,127,000
   Leasehold improvements                    18,063,000      18,976,000
   Property under capital leases              1,406,000       1,406,000
                                           ------------    ------------
                                             44,405,000      43,509,000
 Accumulated Depreciation and
   Amortization                              21,401,000      18,281,000
                                           ------------    ------------
                                             23,004,000      25,228,000
                                           ------------    ------------

 Deferred Income Taxes                        7,911,000       4,889,000
                                           ------------    ------------

 Other Assets                                   133,000         309,000
                                           ------------    ------------

 Total Assets                             $ 213,379,000    $210,636,000
                                          =============    ============



                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                          January 28,     January 29,
                                          ------------    ------------
                                             1995            1994
                                          ------------    ------------
  Current Liabilities:
   Accounts payable, trade                $ 55,695,000    $ 70,691,000
   Income taxes payable                      5,046,000       2,346,000
   Accrued expenses -
     Salary and benefits                     5,798,000       5,140,000
     Taxes other than income                 3,981,000       4,138,000
     Robert M. Haft judgement               13,342,000           -
     Other                                  14,639,000      11,990,000
   Current portion of reserve for
     closed stores and restructuring         6,936,000         600,000
   Current portion of obligations
     under capital leases                       24,000          30,000
   Due to affiliate                             92,000          46,000
                                          ------------    ------------
     Total Current Liabilities             105,553,000      94,981,000
                                          ------------    ------------


 Obligations Under Capital Leases            1,582,000       1,553,000
                                          ------------    ------------
 Reserve for Store Closings and
   Restructuring                            22,917,000      12,360,000
                                          ------------    ------------
     Total Liabilities                     130,052,000     108,894,000
                                          ------------    ------------


 Stockholders' Equity:
   Common stock, par value $.01 per
     share; 20,000,000 shares
     authorized, 5,612,611 shares
     issued                                     56,000          56,000
   Notes receivable, net of discount          (103,000)        (92,000)
   Deferred compensation                         -          (1,424,000)
   Paid-in capital                          43,809,000      43,809,000
   Unrealized investment losses               (448,000)          -
   Retained earnings                        43,197,000      62,577,000
   Treasury stock, 223,638 shares of
     common stock, at cost                  (3,184,000)     (3,184,000)
                                          ------------    ------------

     Total Stockholders' Equity             83,327,000     101,742,000
                                          ------------    ------------


 Total Liabilities and Stockholders'
   Equity                                 $213,379,000    $210,636,000
                                          ============    ============


                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                   Years Ended
                                  ----------------------------------------
                                  January 28,   January 29,   January 30,
                                  ------------  ------------  ------------
                                     1995          1994          1993
                                  ------------  ------------  ------------
 Sales                            $305,606,000  $275,125,000  $240,682,000

 Interest and other income           2,289,000     3,073,000     3,015,000
                                  ------------  ------------  ------------
                                   307,895,000   278,198,000   243,697,000
                                  ------------  ------------  ------------

 Expenses:
   Cost of sales, store
     occupancy and warehousing     266,877,000   221,264,000   189,000,000
   Selling and administrative       62,208,000    46,911,000    38,395,000
   Depreciation and amortization     5,176,000     3,986,000     2,418,000
   Interest expense                    965,000       323,000       391,000
   Restructuring charges                 -         6,200,000     6,600,000
                                  ------------  ------------  ------------
                                   335,226,000   278,684,000   236,804,000
                                  ------------  ------------  ------------

 Income (loss) before income
   taxes                           (27,331,000)     (486,000)    6,893,000

 Income taxes (benefit)             (7,951,000)     (276,000)    2,612,000
                                  ------------  ------------  ------------

 Net income (loss)                $(19,380,000) $   (210,000) $  4,281,000
                                  ============  ============  ============

 Weighted average common
   share and common share
   equivalents outstanding           5,389,000     5,402,000     5,214,000
                                  ============  ============  ============

 Per share data:

   Net income (loss)              $    (3.60)   $     (.04)   $      .82
                                  ============  ============  ============


                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Years Ended
                                  ----------------------------------------
                                   January 28,   January 29,   January 30,
                                  ------------  ------------  ------------
                                      1995          1994          1993
                                  ------------  ------------  ------------
 Common Stock:
   Balance, beginning of period   $     56,000  $     56,000  $     54,000
   Stock options exercised               -             -             2,000
                                  ------------  ------------  ------------
   Balance, end of period         $     56,000  $     56,000  $     56,000
                                  ============  ============  ============


 Note Receivable, Net of
   Discount:
   Balance, beginning of period   $    (92,000) $   (790,000) $    (69,000)
   Stock options exercised               -             -          (710,000)
   Proceeds from payment of
     note receivable                     -           710,000         -
   Amortization of discount            (11,000)      (12,000)      (11,000)
                                  ------------  ------------  ------------
   Balance, end of period         $   (103,000) $    (92,000) $   (790,000)
                                  ============  ============  ============


 Deferred Compensation:
   Balance, beginning of period   $ (1,424,000) $ (1,629,000) $ (1,835,000)
   Recognition/write-off of
     compensation                    1,424,000       205,000       206,000
                                  ------------  ------------  ------------
   Balance, end of period         $      -      $ (1,424,000) $ (1,629,000)
                                  ============  ============  ============


 Paid-in Capital:
   Balance, beginning of period   $ 43,809,000  $ 43,545,000  $ 40,547,000
   Stock options exercised               -           264,000     2,998,000
                                  ------------  ------------  ------------
   Balance, end of period         $ 43,809,000  $ 43,809,000  $ 43,545,000
                                  ============  ============  ============


 Unrealized Investment losses     $   (448,000) $      -      $      -
                                  ============  ============  ============

 Retained Earnings:
   Balance, beginning of period   $ 62,577,000  $ 62,787,000  $ 58,506,000
   Net income (loss)               (19,380,000)     (210,000)    4,281,000
                                  ------------  ------------  ------------
   Balance, end of period         $ 43,197,000  $ 62,577,000  $ 62,787,000
                                  ============  ============  ============


 Treasury Stock:
   Balance, beginning and
     end of period                $ (3,184,000) $ (3,184,000) $ (3,184,000)
                                  ============  ============  ============

 Common Stock Outstanding
   Balance, beginning of period      5,388,973     5,373,970     5,159,745
   Stock options exercised              -             15,003       214,225
                                  ------------  ------------  ------------
   Balance, end of period            5,388,973     5,388,973     5,373,970
                                  ============  ============  ============


                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended
                                  ----------------------------------------
                                   January 28,   January 29,   January 30,
                                  ------------  ------------  ------------
                                      1995          1994          1993
                                  ------------  ------------  ------------
 Cash Flows from Operating
   Activities:
   Net income (loss)              $(19,380,000) $   (210,000) $  4,281,000
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and
       amortization                  5,176,000     3,986,000     2,418,000
     Write-off of deferred
       compensation                  1,424,000         -              -
     Amortization of deferred
       compensation                      -           193,000       195,000
     Provision for closed stores,
       and restructuring charge     18,865,000     5,569,000     7,113,000
     Change in assets and
       liabilities:
       Accounts receivable             911,000    (1,505,000)      892,000
       Merchandise inventories     (25,070,000)  (17,405,000)   (4,197,000)
       Other current assets            408,000      (480,000)      (83,000)
       Other assets                    176,000        65,000      (256,000)
       Accounts payable, trade     (14,996,000)   31,018,000    (4,259,000)
       Accrued expenses             16,627,000     8,551,000    (2,542,000)
       Due to affiliate                 46,000        32,000        (2,000)
       Income taxes payable          2,700,000       605,000      (213,000)
       Deferred income taxes       (12,790,000)   (2,721,000)   (2,596,000)
       Reserve for closed stores    (1,208,000)     (680,000)     (491,000)
                                  ------------  ------------  ------------
         Net cash provided by
           (used in) operating
           activities             $(27,111,000) $ 27,018,000  $    260,000
                                  ------------  ------------  ------------

 Cash Flows from Investing
   Activities:
   Capital expenditures           $ (3,716,000) $(15,014,000) $ (6,722,000)
   Purchase of United States
     Treasury Notes               (106,373,000)  (68,707,000)        -
   Disposition of United
     States Treasury Notes          96,203,000    61,823,000         -
   Purchase of corporate notes      (1,541,000)   (5,141,000)        -
   Sale of corporate notes           4,412,000         -             -
   Purchase of United States
     Agency Notes                   (1,492,000)     (999,000)        -
   Sale of Unites States Agency
     Notes                             195,000         -             -
   Maturities of United States
     Agency Notes                         -        1,000,000         -
   Disposition of reverse
     repurchase agreements             (93,000)        -             -
   Purchase of municipal
     securities                     (6,124,000)  (24,404,000)        -
   Sales of municipal
     securities                      9,560,000     6,034,000         -
                                  ------------   ------------  ------------
         Net cash used in
           investing activities   $ (8,969,000) $(45,408,000) $ (6,722,000)
                                  ------------  ------------  ------------

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Years Ended
                                  ----------------------------------------
                                   January 28,   January 29,   January 30,
                                  ------------  ------------  ------------
                                      1995          1994          1993
                                  ------------  ------------  ------------
 Cash Flows from Financing
   Activities:
   Principal payments under
     capital lease obligations    $    (30,000) $    (30,000) $ (1,124,000)
   Proceeds from payment of
     Note Receivable                     -           710,000         -
   Proceeds from exercise of
     stock options                       -           263,000     2,291,000
                                  ------------  ------------  ------------
         Net cash provided by
           (used in) financing
           activities             $    (30,000) $    943,000  $  1,167,000
                                  ------------  ------------  ------------

 Net Decrease in Cash
   and Equivalents                $(36,110,000) $(17,447,000) $ (5,295,000)

 Cash and Equivalents Beginning
   of Year                          65,744,000    83,191,000    88,486,000
                                  ------------  ------------  ------------

 Cash and Equivalents at End
   Of Year                        $ 29,634,000  $ 65,744,000  $ 83,191,000
                                  ============  ============  ============
 Supplemental Disclosures of
   Cash Flow Information:
   Cash paid during the
     year for:
       Interest                   $    316,000  $    323,000  $    391,000
       Income taxes                  2,111,000     1,904,000     4,767,000




                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended January 28, 1995, January 29,
                           1994 And January 30, 1993


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail book stores.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. All fiscal years presented include 52 weeks.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers short-term instruments, consisting of United States Treasury Bills, purchased with a maturity of less than one year to be cash equivalents. The Company's United States Treasury Bills primarily consist of instruments with a maturity of less than four months. These highly liquid instruments are considered to be an integral part of the Company's operating cash management program.

Short-term Instruments and Marketable Debt Securities

The Company's short-term instruments included United States Treasury Bills, money market funds and marketable debt securities included United States Treasury Notes, corporate notes and municipal securities.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 30, 1994. In accordance with SFAS No. 115, prior years' financial statements have not been restated to reflect the change in accounting method.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At January 28, 1995, market value was $448,000 less than cost (adjusted for income taxes). At January 28, 1995, the Company had no investments that qualified as trading or held to maturity.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   Years Ended January 28, 1995, January 29,
                           1994 And January 30, 1993


The amortized cost of debt securities classified as available for sale is adjusted for amoritization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method. The following table (which excludes money market funds) presents the estimated fair value of debt securities available for sale by contractual maturity at January 28, 1995:

       Due in one year or less                  $  25,360,000
       Due after one year through three years      20,875,000
       Due after three years                       11,832,000
                                                -------------
                                                $  58,067,000
                                                =============

Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Fair Value of Financial Instruments

The fair values of current assets and current liabilities are approximately equal to the reported carrying amounts. No value has been placed on the Company's line of credit facility as any borrowings would bear interest at market rates.

Merchandise Inventories

The Company's inventories are priced at the lower of first-in, first-out cost or market.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and equipment generally over a ten year period using the straight-line method. Computer equipment is depreciated over a five year period using the straight-line method. Computer software is charged to expense in the year of acquisition. All stores and some equipment are leased. Improvements to leased premises are amortized over a ten year period or over the term of the lease, whichever is shorter. Assets (primarily buildings) financed through asset based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $566,000 and $505,000 as of January 28, 1995 and January 29, 1994,
respectively.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993


Preopening Expenses

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred.

Self Insurance Programs

The Company is self insured for certain levels of general liability, workers compensation and employee medical coverage. Estimated costs of these self insurance programs are accrued at the expected value of projected settlements for known and anticipated claims.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of short-term instruments, marketable debt securities and accounts receivable from vendors. The Company restricts investment of temporary cash investments to United States Treasury Notes and corporate notes and municipal securities with a high credit standing. Credit risk on accounts receivable is minimized as a result of deducting such receivables from amounts payable to the vendors.

Net Income Per Common Share and Common Share Equivalents

Net income per common share has been computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the period. The difference between primary net income per common share and fully diluted net income per common share is not significant for the periods presented.

New Accounting Standards

The Company adopted SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, during the year ended January 28, 1995. The Company adopted SFAS No. 112, Employers Accounting for Postemployment Benefits and SFAS No. 115, Accounting for Certain Instruments in Debt and Equity Securities effective January 30, 1994. Adoption of these standards had no material effect on the Company's consolidated financial statements. The Company adopted SFAS No. 109, Accounting for Income Taxes, effective February 1, 1992. Adoption of the Standard for income taxes did not have a material effect on the consolidated financial statements. The Company is required to adopt SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended, no later than its fiscal year ending February 3, 1996. Application of this statement is not expected to have a material effect on the Company's consolidated financial statements. The Company is also required to adopt SFAS No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending January 25, 1997. The Company has not determined the impact of this recently issued accounting standard on the Company's consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993




NOTE  2 - INCOME TAXES

The provision for income taxes consists of the following:

                                              Fiscal Year
                               ---------------------------------------
                                  1995           1994          1993
                               -----------   -----------   -----------
   Current:
     Federal                   $ 3,034,000   $ 1,507,000   $ 4,031,000
     State                         823,000       505,000       755,000
                               -----------   -----------   -----------
                                 3,857,000     2,012,000     4,786,000
   Deferred:
     Federal                    (9,775,000)   (1,951,000)   (1,864,000)
     State                      (2,033,000)     (337,000)     (310,000)
                               -----------   -----------   ------------
                               $(7,951,000)  $  (276,000)  $ 2,612,000
                               ===========   ===========   ===========


The effective income tax rate is reconciled to the Federal statutory rate as follows:

                                              Fiscal Year
                               ---------------------------------------
                                   1995          1994          1993
                               -----------   -----------   -----------
   Federal statutory rate           34%           34%           34%
   Income taxes at Federal
     statutory rate            $(9,293,000)  $  (165,000)  $ 2,344,000
   Increase (decrease) in
     taxes resulting from:
       State income taxes,
         net of Federal
         income tax benefit       (800,000)      110,000       285,000
       Tax exempt municipal
         bond income              (386,000)     (237,000)        -
       Deferred tax valuation
          allowance              2,500,000         -             -
       Other                        28,000        16,000       (17,000)
                               -----------   -----------   -----------
   Income tax provision
     (benefit)                 $(7,951,000)  $  (276,000)  $ 2,612,000
                               ===========   ===========   ===========

   Effective tax rate          $  (29.1%)      (56.8%)        37.9%
                               ===========   ===========   ===========

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,
                           1994 And January 30, 1993

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and for tax net operating losses carryforwards, to the extent that realization of such benefits is more likely than not. The components of the net deferred tax assets are as follows:

                                                     January 28,  January 29,
                                                     -----------  -----------
     Gross deferred Tax Assets:                          1995        1994
                                                     -----------  -----------
       Capitalized leases treated as
         operating leases for tax purposes           $   173,000  $   159,000
       Uniform capitalization of inventory               494,000      340,000
       Reserves for closed stores and restructuring   11,139,000    4,642,000
       Bonus accruals                                      -          381,000
       Straight line rent adjustments                    277,000      142,000
       Accrued legal expenses                          1,021,000      385,000
       Accelerated depreciation                          540,000        2,000
       Self insurance accrual                            540,000        -
       Litigation accruals                             5,732,000        -
       Vacation accrual                                  799,000        -
       Unrealized investment losses                      284,000        -
       Expense accruals                                  361,000        -
       Other                                               8,000       27,000
                                                     -----------  -----------
                                                      21,368,000    6,078,000
       Valuation allowance                            (2,500,000)       -
                                                     -----------  -----------
         Net deferred tax assets                     $18,868,000  $ 6,078,000
                                                     ===========  ===========

During the year ending January 28, 1995 the Company's net deferred tax asset increased by $12,790,000 from the balance as of January 29, 1994. The increase is primarily attributable to significant events that occurred during the third
quarter that have resulted in additional taxable temporary differences.   These
events include, among others, the charge for closed stores of $18,963,000 (see
Note 3), the jury verdict for Robert M. Haft of $12,800,910 and the additional legal reserve of $2,600,000 (see Note 7). Realization of the deferred tax assets is dependent upon the reversal of taxable temporary differences during periods when the Company has taxable income, carryback of current losses and future operating results. In management's opinion, a valuation allowance of $2,500,000 is necessary for the uncertainty related to the timing of the reversal of certain of the taxable temporary differences. The valuation allowance was recorded during the year ending January 28, 1995 and is included in Income Taxes in the accompanying Statement of Income.

With respect to the remaining deferred tax asset of $18,868,000, the Company has generated taxable income in the existing carryback period available to carryback certain future deductions resulting from taxable temporary differences. In addition, management believes that sufficient taxable income will be generated in the future, based upon the Company's historical ability to generate taxable earnings and the benefits to be derived from the closing of unprofitable stores (see Note 3), to realize the remaining net deferred tax asset.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993


NOTE 3 - RESTRUCTURING AND CLOSED STORE RESERVES

Restructuring Reserves

During the year ended January 30, 1993, the Company recorded a restructuring charge of $6,600,000 before income taxes. The charge included the anticipated costs associated with closing, relocating, expanding and converting existing stores to the Super Crown Books concept. These costs are primarily unrecoverable lease obligations and the remaining book value of leasehold improvements from the estimated closing date. During the years ended January 28, 1995 and January 29, 1994, the Company had charged approximately $1,445,000 and $840,000 against this reserve.

The Company has determined that a number of the smaller Super Crown Books stores opened in previous years (typically 6,000 - 10,000 square feet) were not a competitive format in the current environment. These stores have been negatively impacted by the industry's introduction of larger stores. Accordingly, the Company recorded a restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these smaller Super Crown Books stores to new, larger Super Crown Books. At January 28, 1995, the Company had not charged any costs to this reserve.

The total restructuring reserve as of January 28, 1995 of approximately $10,515,000 is comprised of the following components:

                                             Lease              Leaseholds
   Year Ended               Stores         Obligations          & Fixtures
- -----------------           ------         -----------          ----------
January 29, 1994                7          $ 5,100,000          $1,100,000
January 30, 1993               30            4,035,000             280,000
                            ------         -----------          ----------
                               37          $ 9,135,000          $1,380,000

The above lease obligations are for primary terms from 5 to 107 months.

The amount of unrecoverable lease costs relating to properties under related party leases is approximately $657,000.

The following table indicates the fiscal years in which the restructuring reserve is expected to be utilized.

                          Fiscal Year         Amount
                          -----------     -------------
                            1996          $   2,059,000
                            1997              2,611,000
                            1998              2,057,000
                            1999              1,304,000
                            2000                667,000
                            2001 to 2005      1,817,000
                                          -------------
                                          $  10,515,000
                                          =============

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993

Store Closing Costs

The costs associated with store closings are charged to store occupancy when management makes a decision to close a store. Such costs consist primarily of future lease obligations after the closing date, net of estimated sublease income, and the remaining book value of leasehold improvements.

During the fiscal years 1995, 1994 and 1993, the Company recorded net charges (income) of $18,865,000, $(631,000) and $513,000, respectively for such closed store costs. The income during the year ended January 29, 1994 was the result of early lease terminations, net of cash buyouts.

During the three months ended October 29, 1994, the Company concluded that due to lower than anticipated operating performance as many as 100 of its stores would not generate sufficient return on investment to justify their continued operation and therefore should be closed. These stores are in addition to the stores previously scheduled for closing under the Company's restructuring and closed store reserves and accordingly, the Company recorded charges of approximately $18,963,000 during the three months ended October 29, 1994. During the three months ended January 28, 1995 an additional 54 stores were targeted for closure as a result of the continuing analysis of store profitability and market presence. Additional reserves for store closings were not deemed necessary as the remaining reserves adequately provide for the Company's obligations for the currently identified stores to be closed due to revisions to the planned closing dates for certain stores. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future.

In addition to the charge recorded during the period ending October 29, 1994, the Company has remaining closed store reserves as of January 28, 1995 from charges recorded in prior years of approximately $778,000. The total closed store reserve as of January 28, 1995 of approximately $19,338,000 is comprised of the following components:

         Lease obligations                         $16,630,000
         Leasehold improvements and fixtures         2,708,000
                                                   -----------
                                                   $19,338,000

To estimate the future lease obligations, the Company considered lease costs after the planned closing date. The charge is included in cost of sales, store occupancy and warehousing in the Company's consolidated statements of income. At January 28, 1995, the Company had closed 28 stores and charged approximately $403,000 against this reserve. The Company continues to review store operations and may decide to close additional stores in the future.

The amount of unrecoverable lease costs relating to properties under related party leases is approximately $1,308,000.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993


The following table, which does not include previously recorded restructuring reserves, indicates the fiscal years in which the total closed store reserves are expected to be utilized:

                          Fiscal Year         Amount
                          -----------     -------------
                            1996          $   4,877,000
                            1997              5,338,000
                            1998              4,164,000
                            1999              2,545,000
                            2000              1,019,000
                            2001-2005         1,395,000
                                          -------------
                                          $  19,338,000
                                          =============

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Dart Group Corporation ("Dart") owns 51.4% of the Crown Books outstanding common stock. Dart provides certain services relating to management, general and administrative functions and charges the Company using methods and bases described herein.

A portion of the Company's general and administrative functions are obtained directly from Dart. The Company has been charged an amount which, in management's opinion, is equal to costs incurred by Dart to provide these functions. These functions included, but were not limited to, executive management, advertising administration, accounting, data processing, loss prevention, personnel administration, legal services, store set up and construction services and office facility usage. It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

In addition to the intercompany charges for general and administrative services, Dart charges the Company, on a quarterly basis, for actual expenses which relate directly to the Company's operations. Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services.

In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs.

Amounts receivable from or payable to affiliate relate to transactions made on behalf of the Company by Dart or on behalf of Dart by the Company.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993

The following table summarizes the intercompany transactions:

                                              Fiscal Years
                               ---------------------------------------
                                   1995          1994          1993
                               -----------   -----------   -----------
   Due To Affiliate,
     Beginning of Year         $    46,000   $    14,000   $    16,000
                               -----------   -----------   -----------
   Direct Expense Charges -
     Rentals (Note 5)              261,000       314,000       314,000
     Other expenses                  9,000         9,000        13,000
                               -----------   -----------   -----------
                                   270,000       323,000       327,000
                               -----------   -----------   -----------
   Allocated charges -
     Salaries                      758,000       761,000       749,000
     Rentals and other           2,855,000       894,000       956,000
                               -----------   -----------   -----------
                                 3,613,000     1,655,000     1,705,000
                               -----------   -----------   -----------
   Payments                     (3,837,000)   (1,946,000)   (2,034,000)
                               -----------   -----------   -----------

   Due To Affiliate,
     End of Year               $    92,000   $    46,000   $    14,000
                               ===========   ===========   ===========


All transactions with Dart included above are made under current payment terms that, in management's opinion, are comparable to those with unrelated parties and are free of interest. The average balances of amounts due to affiliate were $380,000, $162,000, and $143,000 for fiscal 1995, 1994 and 1993, respectively.

NOTE 5 - COMMITMENTS

Lease Commitments

The Company leases stores, warehouses, leasehold improvements, fixtures and equipment. Renewal options are available on the majority of leases. In some instances, store leases require the payment of contingent rentals and license fees based on sales in excess of specified minimums. Certain properties are subleased with various expiration dates. Certain capital leases have purchase options at fair market value at the end of the lease.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993


Following is a schedule by fiscal year of future minimum payments under capital leases and noncancelable operating leases (excluding sublease income) and license agreements which have initial or remaining terms in excess of one year at January 28, 1995. The imputed interest rate on capital leases is 20.0% in the aggregate.

                                          -- in thousands --
                               --------------------------------------
                                    Capital Leases          Operating
                               (see Related Party Leases)    Leases
                               --------------------------  ----------
Fiscal                                        Fixtures &
 Year                            Building     Equipment
- ------                         ----------     ----------
   1996                        $      270     $       25   $   22,793
   1997                               288            -         20,548
   1998                               304            -         17,216
   1999                               334            -         12,436
   2000                               334            -          7,867
   2001-2017                        6,896            -         26,591
                               ----------     ----------   ----------
   Total                            8,426             25   $  107,451
                                                           ==========
   Less: Imputed interest           6,844              1
                               ----------     ----------
   Present value of net
     minimum lease payments         1,582             24
   Less: Current maturities           -               24
                               ----------     ----------
   Long-term capital lease
     obligations               $    1,582     $      -
                               ==========     ==========


The above table includes $6,948,000 for store operating leases where the store has been closed and the lease obligation has been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rental of $1,047,000 receivable in the future under six leases. There are no sublease arrangements for the capital leases.

Rent expense for operating leases are as follows:

                                           Fiscal Year
                            ---------------------------------------
                                1995          1994          1993
                            -----------   -----------   -----------
Minimum rentals             $21,401,000   $17,015,000   $13,606,000
Contingent rentals              174,000       168,000       199,000
                            -----------   -----------   -----------
                            $21,575,000   $17,183,000   $13,805,000
                            ===========   ===========   ===========

Related Party Leases

Members of the Haft family own all the issued and outstanding voting stock of Dart. Of the Company's 196 stores as of January 28, 1995, nine are leased from entities in which the Haft family has substantially all the beneficial interests. The Company leases three of the stores in shopping centers in which Dart owns the majority of the partnership interests and members of the Haft family hold the remaining beneficial interests. These 12 lease and sublease agreements with Dart and the Haft family provide for various termination dates

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,
                           1994 And January 30, 1993

which, assuming renewal options are exercised, range from 1996 to 2029, and require the payment of future minimum rentals aggregating $47,782,000 at January 28, 1995. These agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the lease commitments
table above.   In addition, four closed stores have lease agreements with Haft-
owned entities with various termination dates from 1996 to 2001 and require future minimum rentals aggregating $891,000 at January 28, 1995. Annual fees and rentals included in the consolidated statements of income for leases and subleases involving the Haft family were $2,296,000, $1,780,000, and $1,410,000 for 1995, 1994 and 1993, respectively.

The Company subleases from Dart 28,000 square feet of a warehouse and office facility located in Landover, Maryland which it shares with Trak Auto
Corporation ("Trak Auto"), an affiliate of Dart.   The  sublease is for 30
years and six months, and provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced October 1985. The annual rental is $269,500. The sublease agreement also requires payment for maintenance, utilities, insurance and taxes allocable to the space subleased. This sublease is classified as a capital lease and is the only capital lease under the caption, Capital Lease - Building, on the lease commitment table above. Dart leased the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members own all of the partnership interests. The Company's sublease is on the same terms as Dart's lease from the Haft family partnership.

The Executive Committees of Dart, Crown Books and Trak Auto have undertaken a legal review of leasing arrangements and real estate related transactions between Dart, the Company or Trak Auto, on the one hand, and Haft-owned entities, on the other hand. The Executive Committees have not yet determined what actions may be taken as a result of this legal review.

Employment Arrangements

On January 24, 1995, the Company entered into employment agreements with E. Steve Stevens, Senior Executive Vice President and Chief Operating Officer and another key executive. Mr. Stevens' agreement is for a term of two years (the Company's fiscal years 1996 and 1997) and the other agreement is for a term of one year (the Company's 1996 fiscal year). The agreements are automatically extended two years and one year, respectively, unless the individual is terminated with cause. The agreements provide for compensation increases following review and performance appraisal by the Board of Directors.

NOTE 6 - BOARD OF DIRECTORS

On January 4, 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of the Company, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against the Company. See Note 7 for a discussion of the derivative lawsuits. The Directors appointed to the Special Litigation Committee were H. Ridgely Bullock and Larry G. Schafran. On September 30, 1994, the Special Litigation Committee issued its report.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993


On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that are the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft and Ronald S. Haft are each an executive officer and director of Crown Books, on October 11, 1994, the Board of Directors of Crown Books established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart and Crown Books have been extensive. Accordingly, the respective Executive Committees have assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Crown Books, in particular matters relating to litigation to which Dart or Crown Books is a party. The continuing roles of the Executive Committees of Dart and Crown Books are dependent upon future developments.

Members of the Executive Committee are compensated at a salary rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established on January 4, 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. Through January 28, 1995, the compensation paid by Dart and its subsidiaries, including the Company, to members of the respective Executive

Committees for their services on those committees totaled $666,000 ($166,000 paid by the Company), and the compensation paid by Dart and its subsidiaries, including the Company, to members of the Special Litigation Committee for their service on that committee totaled $269,000 ($121,000 paid by the Company), in each case exclusive of expense reimbursement.

NOTE 7 - LITIGATION

Robert M. Haft Employment Litigation

In August 1993, Robert M. Haft, the former president of the Company and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civil Action No. 93-384-SLR), naming as defendants Dart, the Company and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys fees.

On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that the Company had breached an employment

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 29, 1994, January 30,

                           1994 And January 30, 1993


agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against the Company in the amount of $12,800,910.

The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement ("ISA") with the Company. Under the terms of the ISA, a voluntary termination by Robert M. Haft of his employment would have allowed the Company to repurchase all or a portion of 100,000 shares of Common Stock issued to Robert Haft by the Company pursuant to the ISA, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. The jury's finding would preclude the Company from making such a repurchase.

Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of the Company to deliver 100,000 shares of unrestricted Common Stock, which he would have a right to receive under the ISA in the event of his termination without cause by the Company, when he demanded them in August of 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, the Company and Trak Auto arising from certain stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage.

On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against Dart, the Company and Trak Auto:

         (1) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of the Company to deliver 100,000 shares of unrestricted Common Stock when he demanded them in August of 1993;

         (2) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Company's Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Dart Class A Common Stock, $1.00 par value per share (the "Class A Common Stock"), of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Common Stock of the Company having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 29, 1994, January 30,

                           1994 And January 30, 1993


         (3) The Court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

The Court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and the Company filed a motion for a new trial and/or reduction of damages with the court, challenging the Court's breach of contract findings, damages awards and certain evidentiary rulings. Depending upon the outcome of this motion, Dart, the Company and Trak Auto may also file an appeal challenging some or all of the rulings in this lawsuit.

The Company has reserved $13,342,000 for these judgments and has expensed the remaining unamortized deferred compensation associated with the ISA totaling $1,424,000 (before income taxes).

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc., Combined Properties Limited Partnership, and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, the Company, and other Dart subsidiaries.

The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, Dart's employment agreement with Ronald S. Haft dated August 1, 1993 (the "Agreement"), the sale of 172,730 shares of Class B Common Stock, $1.00 par value per share (the "Class B Common Stock") of Dart by Herbert H. Haft to Ronald S. Haft and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the Court, will (1) dismiss claims against Douglas M. Bregman and Bonita Wilson; and (2) realign Dart as a party plaintiff to the amended complaint.

In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of the Class B Common Stock by Herbert H.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 29, 1994, January 30,

                         1994 And January 30, 1993

Haft to Ronald S. Haft and the Agreement with Ronald S. Haft. The complaint seeks rescission of the sale of such shares and the Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

A Special Litigation Committee consisting of two outside, independent directors of Dart, the Company and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits.

In September 1994, Jolien Lou, a purported shareholder of the Company, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry B. Schafran and Bonita A. Wilson. The suit is brought derivatively and names the Company as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at the Company in 1993 and in connection with Herbert H. Haft's management of the Company. The amended complaint also alleges legal malpractice against a lawyer advising the Company at that time. Plaintiff seeks unspecified damages incurred by the Company, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle have been dismissed without prejudice from this lawsuit. The Company and other defendants have filed a motion to dismiss this lawsuit.

Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries, including the Company if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

Ronald S. Haft Stock Options

On September 6, 1994, Ronald S. Haft tendered Dart a letter requesting:

    (1) to exercise, effective immediately, stock options for shares of Dart's Class B Common Stock pursuant to the Agreement (the "Options"), to purchase, at an exercise price of $89.65 per share, 197,048 shares (the "Option Shares") and

    (2) to exercise his right under the Agreement, effective immediately, to obtain a loan from Dart in the amount of $17,665,353.20, for part of the exercise price of the Options.

Together with that letter, Ronald S. Haft tendered to Dart a check payable to Dart in the amount of $197,048 as payment of the par value of the Option Shares; and an executed unsecured promissory note of Ronald S. Haft payable to the order

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 29, 1994, January 30,

                           1994 And January 30, 1993


of Dart in the amount of $17,665,353.20, the balance of the exercise price for the Option Shares under the Options.

Dart has rejected the validity of Ronald S. Haft's exercise of the Options and the promissory note tendered in connection therewith. Issuance of the Option Shares has not been recorded in the stock records of Dart, Dart has returned his $197,048 check, and Dart has not issued any stock certificate to Ronald S. Haft for the Option Shares. Dart delivered to Ronald S. Haft a check in the amount of the $985,000 price (plus interest) previously paid by him for the Options, but he returned the check to Dart. These funds are now in an interest bearing escrow account.

On September 12, 1994, Ronald S. Haft filed a lawsuit against Dart (Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736) (the "Options Lawsuit") in the Delaware Court of Chancery for New Castle County seeking a court order that Dart issue the Option Shares and grant him a loan of $17,665,353.20 to be used as part of the payment for such shares.

Dart has denied the validity of the Options and the Agreement and is contesting the Options Lawsuit. On November 14, 1994, the Court of Chancery entered a Memorandum Opinion denying Ronald S. Haft's motion for summary judgment.

In connection with this proceeding, on September 14, 1994, a Standstill Agreement (the "Standstill Agreement") agreed to on behalf of Dart and Ronald
S. Haft was ordered by the Delaware Court of Chancery. The Standstill Agreement restricts certain actions by Dart until further order of the court. In particular, Dart may not, without further order of the court: (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of the Board of Directors of Dart or its subsidiaries; (iii) change the current Haft family officers of Dart or its subsidiaries; (iv) issue any additional securities of Dart or any of its subsidiaries; or (v) take any extraordinary actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart, or (c) the disadvantage of any Class B Common Stockholder of Dart through any debt transaction.

In December 1994, Ronald S. Haft filed a motion for contempt against Dart, Herbert H. Haft, Larry G. Schafran and Bonita A. Wilson, alleging a breach of the Standstill Agreement. In his motion, Ronald S. Haft asserted that the defendants violated the prohibition on the issuance of additional securities of Dart, the Company and Trak Auto by approving certain employee stock option grants pursuant to existing stock option plans, and by approving a form of employment contract for executives of Dart, the Company and Trak Auto that contains a provision for stock option grants. Dart opposed this motion and moved for a clarification or waiver of the Standstill Agreement with respect to the issuance and exercise of employee stock options that would (i) allow Dart, the Company and Trak Auto to grant stock options to its employees, other than members of the Haft family, in a way that complies with the past practice of those companies and (ii) allow Dart, the Company and Trak Auto to issue stock

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 29, 1994, January 30,

                           1994 And January 30, 1993


pursuant to the exercise of options granted prior to September 14, 1994. A hearing on these matters was held on April 18, 1995 at which the court denied the motion for contempt and issued an order stating that the Standstill Agreement did not enjoin the exercise of stock options granted prior to September 14, 1994, or the issuance of stock options to employees approved by the Board of Directors in December 1994.

In December 1994, the Delaware Court of Chancery granted a motion by the Kahn Derivative Plaintiffs to intervene permissively as defendants in the Options Lawsuit on their own behalf. Subsequently, on January 20, 1995, Ronald S. Haft and the Kahn Derivative Plaintiffs filed a Stipulation and Agreement of Compromise, Settlement, and Release (the "Settlement Agreement"), in which they purported to settle the Options Lawsuit. As part of the putative Settlement Agreement, Ronald S. Haft's exercise of the Options would have been allowed.

Dart filed a brief opposing the Settlement Agreement on March 8, 1995, which brief contained as an exhibit a memorandum (the "Memorandum") responding to the terms of the Settlement Agreement. On March 10, 1995, the Kahn Derivative Plaintiffs withdrew from the putative Settlement Agreement. Trial in the Options Lawsuit is currently scheduled for July 17, 1995.


Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material affect upon the consolidated financial condition and results of operations of the Company.

The Company has recorded expenses of approximately $3,414,000 and $1,900,000 during the years ended January 28, 1995 and January 29, 1994, respectively, for legal expenses incurred during these years. These amounts include estimated future expenses likely to be considered necessary to resolve all litigation discussed above.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 29, 1994, January 30,

                           1994 And January 30, 1993


NOTE 8 - INCENTIVE STOCK AGREEMENT

In fiscal 1990, the Company entered into an incentive stock agreement (the "ISA") with Robert M. Haft, the former president of the Company. Under the terms of the ISA, the Company issued 100,000 shares of Common Stock to Robert
M. Haft, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. Pursuant to the ISA, a voluntary termination by Robert M. Haft of his employment would allow the Company to repurchase all or a portion of the 100,000 shares of Common Stock; also, if the Company terminates Robert
M. Haft without cause, the ISA would require the Company to issue 100,000 shares of unrestricted common stock to him.

The Company recognized deferred compensation to Robert M. Haft under the ISA with a combination of amortization of the discount on the note ($11,000 annually) and straight-line recognition of the difference between the market price of Crown Books common stock on the date of grant and the purchase price for the shares subject to the ISA ($194,000 annually).

When Robert M. Haft's employment with the Company terminated in June 1993, the Company maintained that he had voluntarily terminated his employment, and therefore the Company had a right to repurchase these shares. In August 1993, Robert M. Haft filed a lawsuit against Dart, the Company and Trak Auto that, among other claims, contested the right of the Company to repurchase the shares, and alleged that the Company had terminated Robert M. Haft without cause. The jury and the court in this litigation found in favor of Robert M. Haft on these claims. On February 22, 1995, the court held that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, for Robert
M. Haft's claims with respect to the ISA. The Company is contesting this judgment. See Note 7 for further discussion of this litigation.

As a result of this litigation, however, the Company took a charge against earnings for the remaining unamortized deferred compensation totaling $1,424,000 (before income taxes) associated with the ISA in the year ending January 31, 1995.

NOTE 9 - CREDIT AGREEMENT

Together with Dart and Trak Auto the Company is party to a $6 million revolving credit agreement with a bank. The $6 million is an aggregate amount and not specifically allocated to any of the parties. The line is intended to be used for the issuance of standby and trade letters of credit. At January 28, 1995, there had been no borrowings under the credit agreement. This line of credit expires on May 1, 1995.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993




NOTE 10 - EMPLOYEES PROFIT-SHARING PLAN

The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year's continuous employment. Annual contributions to the plan are based on a discretionary percentage of the Company's consolidated net income as defined in the plan, as determined by the Board of Directors. Contributions are allocated to individual employees based on each employee's salary in relation to the total salaries of all eligible employees. The Company's contribution was $240,000, $95,000 and $650,000 for the fiscal years 1995, 1994 and 1993, respectively.

NOTE 11 - STOCK OPTION PLANS

Crown Books Corporation 1993 Stock Option Plan

The Crown Books Corporation 1993 Stock Option Plan (the "1993 Option Plan") was approved by the stockholders at the June 1993 annual meeting. The 1993 Option Plan is for officers, directors and key employees. The total number of shares that may be issued under the 1993 Option Plan is 1,250,000. The 1993 Option Plan will terminate June 30, 2003. Based on options outstanding at January 28, 1995 the maximum shares issuable under options exercisable over the next five years are: 57,754 in 1996, 79,130 in each of 1997, 1998 and 1999 and 10,000 in
2000.

Information concerning the 1993 Option Plan:

                                       Number of            Option Price
                                        Options              per Share
                                       ---------            ------------
Outstanding at January 30, 1993             -               $        -
  Granted                                 92,495                   23.00
  Exercised                                 -                        -
  Expired                                 (4,675)                  23.00
                                       ---------            ------------
Outstanding at January 29, 1994           87,820                   23.00
  Granted                                 10,000                   17.00
  Exercised                                 -                        -
  Expired                                (18,690)                  23.00
                                       ---------            ------------
Outstanding at January 28, 1995           79,130            $17.00-23.00
                                       =========            ============

Options to purchase 36,377 shares were exercisable at January 28, 1995 and 1,170,870 options remained available for grant.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 29,

                           1994 And January 30, 1993


Crown Books Corporation Stock Option Plan

The Crown Books Corporation Stock Option Plan (the "Option Plan") provided for option grants to officers, directors and key employees of the Company and its parent and subsidiaries. Based on the options outstanding, as of January 28, 1995, the maximum shares issuable under options exercisable over the next three years are: 144,747 in 1996, 124,923 in 1997, and 103,238 in 1998. No new
options could be granted after January 1, 1993.

Information concerning the Option Plan:

                                       Number of             Option Price
                                        Options               per Share
                                       ---------            --------------
Outstanding at January 30, 1993          309,552            $14.06 - 23.93
   Exercised                              (8,728)            14.06 - 19.50
   Expired                               (38,595)            14.06 - 21.75
                                       ---------            --------------
Outstanding at January 29, 1994          262,229             19.25 - 23.93
   Exercised                               -                       -
   Expired                              (117,482)            19.25 - 23.93
                                       ---------            --------------
Outstanding at January 28, 1995          144,747            $19.50 - 23.93
                                       =========            ==============

Options to purchase 131,999 shares were exercisable at January 28, 1995. Options outstanding and expired at January 29, 1994 have been restated to reflect a ruling delivered on February 22, 1995, by the federal district court in employment litigation brought by Robert M. Haft against Dart, the Company and Trak Auto. The court found, in part, that Robert M. Haft was entitled to exercise certain stock options under the Option Plan. As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. Under the Option Plan Robert M. Haft would be entitled to exercise options for 80,000 shares of the Company having exercise prices of $21.45 - $23.93 per share. See Note 7.

The Board of Directors of the Company has authorized certain officers and directors of the Company to apply for loans from the Company to exercise their vested stock options. Under the plan approved by the board, the loans must bear interest at the prime rate, adjusted annually, must be secured by all of the stock acquired by exercise of the options, must be repaid out of the first proceeds of sale of the stock or at the end of three years, whichever is earlier, and the borrower must demonstrate to the Company's chief financial officer both that it would be difficult to dispose of the number of shares on the open market and that he or she presents a reasonable credit risk to the Company.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   Years Ended January 28, 1995, January 30,

                           1993 and January 30, 1993



NOTE 12 - INTERIM FINANCIAL DATA - (UNAUDITED)

Selected interim financial data for the years ended January 28, 1995 and January 29, 1994 are as follows:

                        -- In Thousands, Except Per Share Data --

THREE MONTHS ENDED:    JANUARY     OCTOBER      JULY        APRIL
                       28, 1995    29, 1994    30, 1994    30, 1994
                      ---------   ---------   ---------   ---------
NET SALES             $  99,411   $  68,374   $  72,179   $  65,642
GROSS PROFIT (1)(3)      22,324      (7,624)     12,318      11,711
NET INCOME (4)            4,604     (25,008)        609         415
NET INCOME (LOSS) PER
  SHARE  (2)          $     .85   $   (4.64)  $     .11   $     .08



THREE MONTHS ENDED:    JANUARY     OCTOBER      JULY         MAY
                       29, 1994    30, 1993    31, 1993     1, 1993
                      ---------   ---------   ---------   ---------
NET SALES             $  99,483   $  60,972   $  60,147   $  54,523
GROSS PROFIT (1)         19,095      11,483      12,061      11,222
NET INCOME (5)           (1,921)        118         552       1,041
NET INCOME (LOSS) PER
  SHARE  (2)          $    (.36)  $     .02   $     .10   $     .19


(1) After deduction of cost of sales, store occupancy and warehousing expenses.
(2) The sum of these amounts may not equal the annual amount because of the changes in the average number of shares outstanding during the year.
(3)  After deduction for 3rd quarter closed store reserve.
(4)  After deductions for 3rd quarter Robert M. Haft accrual and legal accrual.
(5)  After deduction for 4th quarter restructuring charge.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Inapplicable.





                                    PART III

The following Items 10 through 13 are incorporated herein by reference to the Company's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A.



Item 10.  Directors and Executive Officers of the Registrant




Item 11.  Executive Compensation




Item 12.  Security Ownership of Certain Beneficial Owners and
          Management




Item 13.  Certain Relationships and Related Transactions

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

   (A)

       1.    Financial Statements

             See Item 8.

       2.    Schedules (Consolidated)

                   Report of Independent Public Accountants on
                   Schedules

              II - Valuation and Qualifying Accounts

                   All other schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

       3.    Exhibits

       3.1    Restated Certificate of Incorporation (incorporated by reference to Crown Books' registration statement on Form S-1, Reg. No. 2-83999).

       3.2    By-laws, amended and restated as of September 14, 1993
              (incorporated by reference to Exhibit 3(b) to Crown Books'
              1994 Form 10-K).

       3.3    Certificate of Amendment of the Certificate of Incorporation
              (incorporated by reference to Exhibit 3(c) to Crown
              Books' 1987 Form 10-K.

      10.1    Crown Books Corporation Stock Option Plan, as amended
              (incorporated by reference to Crown Books' registration statement Form S-8, Reg. No. 33-43267).

      10.2    Letter of Agreement dated May 24, 1983 between Crown
              Corporation and Robert M. Haft (incorporated by reference to
              Crown Books' registration statement on Form S-1, Reg. No. 2-83999).

      10.3    Lease Agreement dated May 26, 1981 between Combined Properties
              Corporation and Crown Books Corporation (826)(incorporated by reference to Crown Books' registration statement on Form S-1, Reg. No. 2-83999).

      10.4    Lease Agreement dated May 26, 1981 between Bradlick, Inc. and
              Crown Books Corporation (828)(incorporated by reference to Crown
              Books' registration statement on Form S-1, Reg. No. 2-83999).

      10.5    Lease Agreement dated November 16, 1981 between Rolling Valley Plaza,
              Inc. and Crown Books Corporation (830)(incorporated by reference to
              Crown Books' registration statement on Form S-1, Reg. No. 2-83999).

       10.6   Lease Agreement dated May 23, 1983 between Penn-Daw Associates Limited
              Partnership and Crown Books Corporation incorporated by reference to
              Crown Books' registration statement on Form S-1, Reg. No. 2-83999).  (834)

       10.7   Sublease dated December 26, 1984 between Dart Group Corporation and
              Crown Books Corporation (75th Avenue)(incorporated by reference to Exhibit
              10(tttt) to Crown Books' 1986 Form 10-K).

       10.8   Employment agreement with Mr. Robert M. Haft dated February 28, 1987
              (incorporated by reference to Exhibit 10(xxxx) to Crown Books' 1987
              Form 10-K).

       10.9   Agreement of Amendment dated June 9, 1986 of Crown  Stockholder Agreement dated May 24, 1983 (incorporated by reference to Exhibit 10(yyyy) to
              Crown Books' 1987 Form 10-K).

      10.10   Indemnity Agreement by and between Dart Group Corporation and Crown Books
              Corporation dated June 9, 1986 (incorporated by reference to Exhibit
              10(zzzz) to Crown Books' 1987 Form 10-K).

      10.11   1988 Crown Books Corporation Deferred Compensation Plan for Directors,
              effective January 1, 1988 (incorporated by reference to Exhibit 10(ccccc)
              to Crown Books' 1988 Form 10-K).

      10.12 10(ddddd) Incentive stock agreement with Mr. Robert M. Haft and promissory note from Mr. Haft dated September 5, 1989 (incorporated by reference to Exhibit 10(ddddd) to Crown Books' 1990 Form 10-K).

      10.13   Assignment and Assumption Agreement dated December 30, 1989, between
              Briggs Chaney Associates Limited Partnership and CM/CP Briggs Chaney
              Plaza Joint Venture, and lease agreement dated June 26, 1981 between
              Crown Books Corporation and Western Development Corporation (incorporated by reference to Exhibit 10(ggggg) to Crown Books' 1990 Form 10-K).  (837)

      10.14   Lease agreement dated January 5, 1990 between Combined Properties
              Limited Partnership and Crown Books Corporation re: Turnpike Shopping
              Center (incorporated by reference to Exhibit 10(iiiii) to Crown Books'
              1990 Form 10-K). (815)

      10.15   Lease agreement dated January 5, 1990 between Combined Properties Limited
              Partnership and Crown Books Corporation re: the Plaza at Landmark
              (incorporated by reference to Exhibit 10(jjjjj) to Crown Books' 1990
               Form 10-K).  (165)

      10.16   Lease agreement dated January 5, 1990 between Combined Properties
              Limited Partnership and Crown Books  Corporation re: Manaport Plaza
              Shopping Center (incorporated by reference to Exhibit 10(jjjjj) to
              Crown Books' 1990 Form 10-K). (804)

      10.17   Lease agreement dated October 31, 1990 between CP CP Acquisitions
              Limited Partnership (a Haft controlled entity) and Crown Books
              Corporation re: McLean Shopping Center (incorporated by reference to Exhibit 10(kkkkk) to Crown Books' 1991 Form 10-K).

      10.18   Lease agreement dated May 11, 1990 between CM/CP Greenway Center Joint
              Venture (a Haft controlled entity) and Crown Books Corporation re: Greenway Center (incorporated by reference to Exhibit 10(llll)
              to Crown Books' 1991 Form 10-K).  (822)

      10.19   Lease agreement dated March 20, 1991 between Charles County Associates
              Limited Partnership (a Haft controlled entity) and Crown Books
              Corporation re: Charles County Plaza (incorporated by reference to
              Exhibit 10(mmmm) to Crown Books' 1991 Form 10-K).  (833)

      10.20   Lease agreement dated May 11, 1990 between Combined  Properties/Greenbriar
              Limited Partnership (a Haft controlled entity) and Crown Books Corporation, the First Amendment dated September 13, 1990 and the Second Amendment dated
              March 14, 1991 re: Greenbriar Town Center  (incorporated by reference to
              Exhibit 10(nnnn) to Crown Books' 1991 Form 10-K).  (104)

      10.21   Sublease agreement dated February 12, 1991 between Crown Books Corporation and Trak Corporation re: McLean Shopping Center (incorporated by reference to Exhibit 10(ppppp) to Crown Books' 1992 Form 10-K).  (Old 803)

      10.22   Lease agreement dated May 8, 1991 between Combined Properties Limited
              Partnership and Crown Books Corporation re: Montgomery Village
              (incorporated by reference to Exhibit 10(qqqqq) to Crown Books'
              1992 Form 10-K).  (827)

      10.23   Sublease agreement dated February 19, 1992 between Crown Books
              Corporation and Trak Corporation re: Vienna (incorporated by reference to Exhibit 10(rrrrr) tp Crown Books' 1992 Form 10-K).  (855)

      10.24   Third Amendment dated June 4, 1992 and Fourth Amendment dated
              June 15, 1992 to the Lease Agreement between Combined Properties
              Limited Partnership and Crown Books Corporation re: Greenbriar Town
              Center (incorporated by reference to Exhibit 10(sssss) to Crown
              Books' 1993 Form 10-K).  (104)

      10.25   Second Amendment of Lease dated August 19, 1993 and Third
              Amendment of Lease dated August 30, 1993 between Combined  Properties
              Limited Partnership and Super Crown Books Corporation (incorporated by reference to Exhibit 10 (wwwww) to Crown Books' 1994 Form 10-K).  (165)

      10.26   Lease agreement dated August 19, 1993 between Retail Lease Acquisition
              Limited Partnership and Super Crown Books Corporation  (incorporated by reference to Exhibit 10(xxxxx) to Crown Books' 1994 Form 10-K).  (132)

      10.27   Crown Books Corporation 1993 Stock Option Plan (incorporated by reference to Crown Books' registration statement on Form S-8 Reg. No. 33-78378).

      10.28   Employment Agreement dated January 25, 1995 between Crown Books
              Corporation and E. Steve Stevens.

      10.29   Standstill Agreement executed on behalf of Dart Group Corporation and Ronald S.
              Haft and ordered on September 14, 1994 by the Court in Ronald S. Haft v.
              Dart Group Corporation, Del. Ch. 13736 (filed September 12, 1994)
              (incorporated by reference to Exhibit 99(b) to the Current Report of Crown Books
              on Form 8-K of September 6, 1994 and filed on September 14, 1994).

      11      Statement on Computation of Per Share Net Income.

      21      Subsidiaries of Crown Books Corporation.

      23      Consent of Independent Public Accountants.

      27      Schedules to the Financial Statements


    (B) Reports on Form 8-K

                During the fourth quarter of fiscal year ended January 28, 1995, the Company filed four Current Reports on Form 8-K.

                1.        The Company filed a Current Report on Form 8-K on November 16,

                          1994, reporting that the Court of Chancery of the State of
                          Delaware entered a Memorandum Opinion denying plaintiff Ronald
                          S. Haft's motion for a summary judgement in Ronald S. Haft v.
                          Dart Group Corporation, Del. Ch. C.A. No. 13736 (filed
                          September 12, 1994).

                 2.       The Company filed a Current Report on Form 8-K on December
                          21, 1994 reporting the death of H. Ridgely Bullock, Chairman of the Company's Executive Committee.

                 3.       The Company filed a Current Report on Form 8-K on January  4,
                          1995 reporting Ronald S. Haft's proposed settlement of his pending lawsuit against Dart Group Corporation and Dart's
                          rejection of that settlement.

                 4.       The Company filed a Current Report on Form 8-K on January 10,
                          1995 reporting; first that plaintiffs in the shareholder
                          derivative action, Alan R. Kahn and The Tudor Trust v. Herbert
                          H. Haft, et al., C.A. No. 13154 (Del. Ch.), filed a motion for the appointment of a temporary custodian to manage the affairs of Dart Group Corporation or a receiver to sell it or oversee a recapitalization thereof and Dart's opposition thereto;
                          second, that Larry G. Schafran had been elected to serve as
                          Chairman of the Company's Executive Committee.

Since the fiscal year ended January 28, 1995, the Company has also filed the following two Current Reports on Form 8-K:

                 1.       The Company filed a Current Report on Form 8-K on March 1, 1995, reporting the February 22, 1995, opinion of the Federal
                          District Court in Robert M. Haft v. Dart Group Corporation, et
                          al., D. Del. Civil Action No. 93-384-SLR.

                 2.       The Company filed a Current Report on Form 8-K on March 14, 1995,

                          reporting (1) the response of Dart's Executive Committee to the settlement agreement proposed by Ronald S. Haft and
                          defendants-intervenors Alan R. Kahn and the Tudor Trust in
                          Ronald S. Haft v. Dart Group Corporation, C.A. No. 13736 (Del.
                          Ch.); and (2)  the defendants-intervenors' withdrawal from such proposed settlement on March 10, 1995.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES


TO CROWN BOOKS CORPORATION:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Crown Books Corporation and subsidiaries included in this Form 10-K and have issued our report thereon dated April 27, 1995. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index (Item 14A2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




                                      ARTHUR ANDERSEN LLP


Washington, D.C.
April 27, 1995.

                                                          SCHEDULE II



                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS


                       BALANCE                                      BALANCE
                      BEGINNING                     AMOUNTS        AT END OF
   DESCRIPTION        OF PERIOD      ADDITIONS       PAID           PERIOD
   -----------      -----------    -----------    ----------     -----------
                           AS OF JANUARY 28, 1995
                           ----------------------
 Reserve for closed
   stores including
   restructuring
   charge           $12,960,000    $18,963,000    $ 2,070,000    $29,853,000



                           AS OF JANUARY 29, 1994
                           ----------------------
 Reserve for closed
   stores including
   restructuring
   charge           $ 8,890,000    $ 5,569,000    $ 1,499,000    $12,960,000


                           AS OF JANUARY 30, 1993
                           ----------------------
 Reserve for closed
   stores including
   restructuring
   charge           $ 2,268,000    $ 7,113,000    $  491,000     $ 8,890,000

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CROWN BOOKS CORPORATION


    Date:  April 28, 1995        By:   E. Steve Stevens
           --------------              ------------------------------------
                                       E. Steve Stevens
                                       Senior Executive Vice President and
                                       Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





    Date:  April 28, 1995                Herbert H. Haft
           --------------                -----------------------------------
                                         Herbert H. Haft
                                         Chairman of the Board of Directors


    Date: April 28, 1995                 E. Steve Stevens
          --------------                 ------------------------------------
                                         E. Steve Stevens
                                         Senior Executive Vice President and
                                         Chief Operating Officer

    Date: April 28, 1995                 Ronald S. Haft
          --------------                 ------------------------------------
                                         Ronald S. Haft
                                         Interim President, Chief Executive
                                         Officer and Director

    Date: April 28, 1995                 Bonita Wilson
          --------------                 ------------------------------------
                                         Bonita Wilson
                                         Director

    Date: April 28, 1995                 Douglas Bregman
          --------------                 ------------------------------------
                                         Douglas Bregman
                                         Director

    Date: April 28, 1995                 Larry G. Schafran
          --------------                 ------------------------------------
                                         Larry G. Schafran
                                         Director

    Date: April 28, 1995                 Robert A. Marmon
          --------------                 ------------------------------------
                                         Robert A. Marmon
                                         Chief Financial Officer

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

    Exhibit                                                      Page
    Number                      Exhibit                         Number
    -------                     -------                         ------
    10.28           Employment Agreement dated January
                    25, 1995 between E. Steve Stevens
                    and Crown Books Corporation.

    11              Statement on Computation of Per
                    Share Net Income.

    21              Subsidiaries of Crown Books

    23              Consent of Independent Public
                    Accountants

    27              Financial Statement Schedules