Form 10-K/A
period 1995-01-28
CROWN BOOKS CORP
filed 1995-05-30
CIK 719798

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
(Mark One)
(X) Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended January 28, 1995
         ----------------

( ) Transition report pursuant to Section 13 or 15(d) if the Securities Exchange Act of 1934 (No Fee Required) for the transition period from ________ to ________

Commission file number 0-11457
                       -------

                            CROWN BOOKS CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       52-1227415
- ----------------------------------------         -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

3300 75th Avenue, Landover, Maryland                           20785
- ----------------------------------------         -------------------------------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code (301) 731-1200
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:       NONE
                                                              ------------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.01 Per Share
- --------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 27, 1995, the registrant had 5,388,973 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $33,848,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

1995 Information Statement ...........  Part III Items 10-13.

This Amendment No. 1 amends the registrant's Annual Report on Form 10-K (the "Form 10-K") for the year ended January 28, 1995, which was filed on May 1, 1995. All capitalized terms not otherwise defined herein shall have the meanings assigned to such terms in the Form 10-K.

The first sentence under Part III of the Form 10-K is hereby deleted and replaced in its entirety with the following:

         The following Items 10 through 13 are incorporated herein by reference to the Company's definitive Information Statement to be filed with the Commission pursuant to Regulation 14C.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            CROWN BOOKS CORPORATION

Date:    May 30, 1995                              By:      E. Steve Stevens
         -----------------                                  ----------------------------------
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

Date:    May 30, 1995                                       Herbert H. Haft
         ----------------                                   ---------------------------------
                                                            Herbert H. haft
                                                            Chairman of the Board of
                                                            Directors

Date:    May 30, 1995                                       E. Steve Stevens
         ----------------                                   ----------------------------------
                                                            E. Steve Stevens
                                                            Senior Executive Vice President
                                                            and Chief Operating Officer

Date:    May 30, 1995                                       Ronald S. Haft
         -----------------                                  ----------------------------------
                                                            Ronald S. Haft
                                                            Interim President, Chief Executive
                                                            Officer and Director

Date:    May 30, 1995                                       Bonita Wilson
         ----------------                                   -----------------------------------
                                                            Bonita Wilson
                                                            Director

Date:    May 30, 1995                                       Douglas Bregman
         ----------------                                   -----------------------------------
                                                            Douglas Bregman
                                                            Director

Date:    May 30, 1995                                       Larry G. Schafran
         ----------------                                   -----------------------------------
                                                            Larry G. Schafran
                                                            Director

Date:    May 30, 1995                                       Robert A. Marmon
         ----------------                                   ------------------------------------
                                                            Robert A. Marmon
                                                            Chief Financial Officer