Form 10-Q
period 1995-04-29
CROWN BOOKS CORP
filed 1995-06-13
CIK 719798

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED April 29, 1995
                                                        --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
    ___________

Commission file number  0-11457
                        -------

                           CROWN BOOKS CORPORATION
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                             52-1227415
   ---------------------------------------------   -------------------
   (State or other jurisdiction of incorporation    (I.R.S. Employer
                  or organization)                 Identification No.)


                 3300 75th Avenue, Landover, Maryland, 20785
            -----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (301) 731-1200
            -----------------------------------------------------
             (Registrant's telephone number, including area code)

            -----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

At June 12, 1995, the registrant had 5,388,973 shares of Common Stock, $.01 par value per share, outstanding.

                               Page 1 of 17 pages

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

    Certain consolidated financial statements included herein have been prepared by Crown Books Corporation ("Crown Books"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Crown Books believes that the disclosures are adequate to make the information presented not misleading.

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Crown Books' report on Form 10-K for the fiscal year ended January 28, 1995.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)



                                                 Thirteen Weeks Ended
                                              --------------------------
                                               April 29,      April 30,
                                                  1995          1994
                                              ------------  ------------
Sales                                          $61,038,000   $ 65,642,000
Interest and other income                          779,000        532,000
                                               -----------   ------------
                                                61,817,000     66,174,000
                                               -----------   ------------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                 49,992,000     53,931,000
  Selling and administrative                    10,784,000     10,242,000
  Depreciation and amortization                  1,347,000      1,267,000
  Interest expense                                 283,000         75,000
                                               -----------    -----------
                                                62,406,000     65,515,000
                                               -----------    -----------

Income (loss) before income taxes                 (589,000)       659,000

Income taxes (benefit)                            (205,000)       244,000
                                               -----------    -----------

Net Income (loss)                              $  (384,000)   $   415,000
                                               ===========    ===========



Weighted average common shares and
  common share equivalents outstanding           5,389,000      5,389,000
                                               ===========    ===========



Net Income (loss) per share                    $    (.07)     $    .08
                                               ===========    ===========



The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                               (Unaudited)     (Audited)
                                                April 29,      January 28,
                                                   1995           1995
                                               ------------   ------------
Current Assets:
  Cash                                         $  2,828,000   $  4,226,000
  Short-term instruments                         19,679,000     25,408,000
  Marketable debt securities                     35,555,000     35,106,000
  Accounts receivable                             3,298,000      3,832,000
  Merchandise inventories                        97,232,000    102,433,000
  Deferred income tax benefit                    11,347,000     10,957,000
  Other current assets                              772,000        369,000
                                               ------------   ------------
    Total Current Assets                        170,711,000    182,331,000
                                               ------------   ------------


Property and Equipment, at cost:
  Furniture, fixtures and equipment              27,193,000     24,936,000
  Leasehold improvements                         18,056,000     18,063,000
  Property under capital leases                   1,406,000      1,406,000
                                               ------------   ------------
                                                 46,655,000     44,405,000
Accumulated Depreciation and
  Amortization                                   22,745,000     21,401,000
                                               ------------   ------------
                                                 23,910,000     23,004,000
                                               ------------   ------------

Deferred Income Taxes                             5,738,000      7,911,000
                                               ------------   ------------

Other Assets                                        133,000        133,000
                                               ------------   ------------

Total Assets                                   $200,492,000   $213,379,000
                                               ============   ============



The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)     (Audited)
                                                April 29,     January 28
                                                   1995          1995
                                               ------------  ------------
Current Liabilities:
  Accounts payable, trade                      $ 54,477,000  $ 55,695,000
  Income taxes payable                                -         5,046,000
  Accrued expenses -
    Salary and benefits                           5,138,000     5,798,000
    Taxes other than income                       3,242,000     3,981,000
    Robert M. Haft judgement                     13,540,000    13,342,000
    Other                                         9,966,000    14,639,000
  Current portion of reserve for
    closed stores and restructuring               6,936,000     6,936,000
  Current portion of obligations under
    capital leases                                   16,000        24,000
  Due to affiliate                                  532,000        92,000
                                               ------------  ------------
    Total Current Liabilities                    93,847,000   105,553,000
                                               ------------  ------------

Obligations Under Capital Leases                  1,598,000     1,582,000
Reserve for Closed Stores and
  Restructuring                                  21,822,000    22,917,000
                                               ------------  ------------
    Total Liabilities                           117,267,000   130,052,000
                                               ------------  ------------

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 issued as of April 29,
    1995 and January 28, 1995, respectively          56,000        56,000
  Note receivable, net of discount                 (106,000)     (103,000)
  Paid-in capital                                43,809,000    43,809,000
  Unrealized losses on short-term
    investments                                    (163,000)     (448,000)
  Retained earnings                              42,813,000    43,197,000
  Treasury stock, 223,638 shares of
    common stock, at cost                        (3,184,000)   (3,184,000)
                                               ------------  ------------

     Total Stockholders' Equity                  83,225,000    83,327,000
                                               ------------  ------------

Total Liabilities and Stockholders' Equity     $200,492,000  $213,379,000
                                               ============  ============

The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                   Thirteen Weeks Ended
                                               ----------------------------
                                                April 29,       April 30,
                                                   1995            1994
                                               ------------    ------------
Cash Flows from Operating Activities:
  Net income (loss)                            $   (384,000)   $    415,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 1,347,000       1,267,000
    Change in assets and liabilities:
      Accounts receivable, trade                    341,000       2,203,000
      Merchandise inventories                     5,201,000     (17,633,000)
      Prepaid income taxes                         (244,000)          -
      Other current assets                         (159,000)          -
      Accounts payable, trade                    (1,218,000)     (6,145,000)
      Accrued expenses                           (5,864,000)     (4,045,000)
      Due to affiliate                              440,000         337,000
      Income taxes payable                       (5,046,000)       (717,000)
      Deferred income taxes                       1,612,000        (140,000)
      Other assets                                    -            (146,000)
      Reserve for closed stores                  (1,095,000)       (530,000)
                                               ------------    ------------
        Net cash used in
          operating activities                 $ (5,069,000)   $(25,134,000)
                                               ------------    ------------

Cash Flows from Investing Activities:
  Capital expenditures                         $ (2,250,000)   $ (1,191,000)
  Purchase of United States Treasury
    Notes                                             -         (40,836,000)
  Disposition of United States
    Treasury Notes                                    -          32,445,000
  Purchase of corporate notes                         -               -
  Purchase of municipal securities                    -          (3,410,000)
  Disposition of municipal securities                 -           1,499,000
  Maturities of municipal securities                200,000           -
                                               ------------    ------------
    Net cash used in investing
      activities                               $ (2,050,000)   $(11,493,000)
                                               ------------    ------------

Cash Flows from Financing Activities:
  Principal payments under capital lease
    obligations                                $     (8,000)   $     (8,000)
                                               ------------    ------------
    Net cash used in
      financing activities                     $     (8,000)   $     (8,000)
                                               ------------    ------------

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

Net Decrease in Cash and Equivalents           $ (7,127,000)   $(36,635,000)
Cash and Equivalents at Beginning
  of Year                                        29,634,000      65,744,000
                                               ------------    ------------
Cash and Equivalents at End
  of Period                                    $ 22,507,000    $ 29,109,000
                                               ============    ============
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the quarter for:
    Interest                                   $     85,000  $       75,000
    Income taxes                                  3,613,000         966,000


The accompanying notes are an integral part of these statements.

                   CROWN BOOKS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      APRIL 29, 1995 AND APRIL 30, 1994

                                 (Unaudited)


(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail bookstores. The unaudited statements as of April 29, 1995 and April 30, 1994 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of April 29, 1995 and April 30, 1994 and the results of operations and cash flows for the periods indicated.

    The results of operations for the quarter ended April 29, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

(2)  Net Income Per Common Share and Common Share Equivalents:

    Net income per common share has been computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the period. The difference between primary net income per common share and fully diluted net income per common share is not significant for the periods presented.

(3)  Interim Inventory Estimates:

    The Company's inventories are priced at lower of cost or market using the first-in, first-out method or market.

        The Company takes a physical count of its store and warehouse inventories at least semi-annually. The Company uses a gross profit method to determine inventories for the quarters when complete physical counts are not taken. The Company did not take a physical inventory for the thirteen weeks ended April 29, 1995.

                   CROWN BOOKS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      APRIL 29, 1995 AND APRIL 30, 1994

                                 (Unaudited)


(4)  Credit Agreement:

    The Company is party to a revolving credit agreement, together with Dart Group Corporation ("Dart"), which owns 51.4% of the Company's outstanding common stock, and Trak Auto Corporation ("Trak Auto"), an affiliate of Dart, for a $6,000,000 revolving line of credit. The $6,000,000 is an aggregate
amount and not specifically allocated to any of the parties.   The line
intended to be used for the issuance of standby and trade letters of credit. At April 29, 1995, there had been no borrowings under the credit agreement. This line of credit expires July 1, 1995.

(5)  Short-term Instruments and Marketable Debt Securities:

    The Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes and municipal securities.

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective January 30, 1994.

    Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At April 29, 1995, market value was $163,000 less than cost (adjusted for income taxes). At April 29, 1995, the Company had no investments that qualified as trading or held to maturity.

    The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $7,127,000 to $22,507,000 at April 29, 1995 from $29,634,000 at January 28, 1995. The decrease was primarily due to capital expenditures, income tax payments and payments for expense liabilities outstanding at January 28, 1995.

    Operating activities used $5,069,000 of the Company's financial resources for the thirteen weeks ended April 29, 1995, compared to $25,134,000 for the same period one year ago. The decrease is due primarily to the timing of payments on outstanding accounts payable and reduced inventory levels. The primary use of funds during the thirteen weeks ended April 29, 1995 was payments for outstanding expense liabilities at January 28, 1995 and income tax payments.

    The Company used $2,050,000 for investing activities during the thirteen weeks ended April 29, 1995 for capital expenditures to be used for new Super Crown Books stores and to both store and distribution center computer system upgrades.

    Financing activities used $8,000 of the Company's funds during the thirteen weeks ended April 29, 1995 for payments under capital lease obligations.

    The Company has a $6,000,000 revolving line of credit available that it shares with Dart and Trak Auto (see Note 4 to the Consolidated Financial Statements). The Company has not borrowed any funds against this revolving line of credit.

    The Company anticipates that funds necessary to fund net capital expenditures for new store openings and remodelings, meet capital lease obligations, purchase inventory for new and existing stores and meet current and long-term liabilities will come from operations and current assets. The Company anticipates closing 70 classic Crown Books stores and four Super Crown Books stores during the next 6-18 months and has plans to open approximately 28 Super Crown Books stores. The Company anticipates that costs incurred in opening a new Super Crown Books store will be approximately $1,100,000, including inventory, store fixtures, leasehold improvements and certain other costs. At April 29, 1995, the Company had signed leases for seven new store locations and four signed amendments to existing leases for expansion to Super Crown Books stores.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Liquidity and Capital Resources, Continued

    During the past three fiscal years, the Company has recorded charges in connection with store closings and restructurings. During the year ended January 30, 1993, the Company recorded a restructuring charge of $6,600,000 for anticipated costs associated with a restructuring plan to close, relocate, expand and convert approximately 50 Classic Crown Books stores to a Super Crown Books format. At April 29, 1995, the Company had charged approximately $2,500,000 against this reserve in connection with the closing, relocation, expansion or conversion of approximately 40 stores. These charges consisted primarily of unrecoverable lease costs (including buyouts of remaining lease terms) and the remaining book value of leasehold improvements and store fixtures for stores that have closed.

    In the year ended January 29, 1994, the Company determined that seven of the smaller Super Crown Books stores (typically 6,000 - 10,000 square feet) opened in prior years were no longer competitive in the current market environment and in light of the industry's movement to larger stores. Accordingly, the Company recorded an additional restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these stores to the new, larger prototype. At April 29, 1995, the Company had not charged any costs in connection with this reserve. The Company presently expects to complete the restructuring related to these seven stores during the next 24 months. The total restructuring reserve at April 29, 1995 is $10.3 million.

    A comprehensive review of the Company was begun by its new Chief
Operating Officer and interim Chief Financial Officer shortly after their appointments in October of 1994. That review, which continued into February of 1995, identified opportunities to improve the Company's profitability, organization, staffing, computer systems, and operating controls. The initial review found that the Company still had a majority of its stores in the original Classic Crown Books stores format and concluded that many of these Classic Crown Books stores were not generating, and were not expected to generate, a return on investment sufficient to justify their continued operation and that the Company's competitors had long since moved to a much larger format. As a result, the Company determined to act aggressively to implement the larger Super Crown format begun as part of its earlier restructuring and close approximately 100 of these small and under-performing
stores over the succeeding 6-18 months.   As a result, the Company recorded a
closed store reserve of $18.9 million for the costs to be incurred in these closings in fiscal 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources, Continued

    At April 29, 1995, the Company had an aggregate store closing and restructuring reserve of approximately $28,800,000, of which approximately $1,050,000 was utilized during the thirteen weeks ended April 29, 1995 and approximately $7,000,000 will be utilized over the next 12 months.

    During the fourth quarter of fiscal 1995 an additional 54 stores were targeted for closure as a result of the continuing analysis of store profitability and market presence. Additional reserves for store closings were not deemed necessary as the remaining reserves adequately provide for the Company's obligations for the currently identified stores to be closed due to revisions to the planned closing dates for certain stores. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. No reserves for these stores have been recorded. The closings of these small and underperforming stores may, where appropriate, be coordinated with the opening of Super Crown Books stores in those markets where the Company plans to maintain or expand its presence. A commitment has recently been made to accelerate the opening of stores in the Super Crown Books format.

    Management plans the opening of 28 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next 12-18 months. These stores will represent approximately 420,000 square feet of new space opened in the next 6-15 months.

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

    Finally, as a result of the review discussed above, an increased focus on enhancing store profitability through efforts to re-engineer operating processes, procedures and further improve information system capabilities was initiated. The Company believes that opportunities exist to enhance store operating performance through the use of updated methodologies and technology.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources, Continued

    The Company anticipates that the efforts relating to improved personnel in strategic areas and local store management will continue and will have a positive impact on the Company's results of operations in the future.

    The Company believes that its current liquid assets are sufficient to fund its program of store closings, restructuring and expansion. Super Crown Books stores have generated increased sales at converted locations as well as increased gross margins as a result of the change in product mix. The Company believes that by leasing large stores it can obtain more favorable rates and that as the stores mature, operating expense as a percentage of sales, will decrease.

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

Results of Operations

    Sales of $61,038,000 for the thirteen weeks ended April 29, 1995 decreased by $4,604,000 or 7.0% over the same period one year ago primarily the result of closing 37 stores in January 1995. Comparable sales (sales for stores open for fifteen months) decreased 3.5% during the thirteen weeks. Sales for Super Crown Books stores represented 62.0% and 51.5% of total sales for the thirteen weeks ended April 29, 1995 and April 30, 1994, respectively. Super Crown Books stores sales of $37,855,000 increased 18.8% over the prior year and sales for comparable Super Crown Books stores decreased 2.0%. Classic Crown Books stores' sales of $23,183,000 decreased 31.4% from the prior year and sales for comparable classic Crown Books stores decreased 5.5%.

    During the thirteen weeks ended April 29, 1995, the Company closed three classic Crown Books stores. At April 29, 1995, the Company had 194 stores including 70 Super Crown Books stores.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, Continued

    Interest and other income increased by $247,000 when compared to the same period one year ago. The increase was primarily due to higher interest rates on the Company's short-term investments.

    Cost of sales, store occupancy and warehousing as a percentage of sales was 81.9% for the thirteen weeks ended April 29, 1995 compared to 82.2% for the same period last year. The decrease was primarily due to increased store margins as a result of a favorable change in sales mix and improved controls over store shrink and purchasing, and was partially offset by increased store occupancy costs.

    Selling and administrative expenses as a percentage of sales were 17.7% for the thirteen weeks ended April 29, 1995 compared to 15.6% for the same period last year. The increase was due primarily to increased payroll costs (as a percentage of sales while total payroll dollars decreased), increased insurance costs, costs associated with the executive committee and costs incurred to identify and improve the Company's market share.

    Depreciation expense increased $80,000 for the thirteen weeks ended April 29, 1995 compared to the same period one year ago. The increase was primarily due to increase fixed assets for new Super Crown stores, an upgrade to the point-of-sale register system and additional computer hardware at the distribution centers.

    Interest expense increased by $208,000 due to interest accrued for the Robert M. Haft judgement.

    The Company recorded a tax benefit of $205,000 for the thirteen weeks ended April 28, 1995, as compared to income tax expense of $244,000 for the same period one year ago. The Company recorded a $2,500,000, valuation allowance in fiscal year 1995 due to uncertainties relating to the timing of the reversals of certain temporary tax difference. In management's opinion no additional valuation allowance is necessary at this time.

    The Company is required to adopt the Statement of Financial Accounting Standards No. 114, ("SFAS No. 114") Accounting by Creditors for Impairment of a Loan. Implementation of the standard is not expected to have a significant impact on the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations, Continued

    The Company is also required to adopt SFAS No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending January 25, 1997. The Company has not determined the impact of this recently issued accounting standard on the Company's consolidated financial statements.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    There are no material legal proceedings pending against Crown Books other than such proceedings described in its Report on Form 10-K for the year ended January 29, 1995 (the "Annual Report"). There have been no material developments in any legal proceeding reported in the Annual Report.


Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits  None

        (b)    Reports on Form 8-K

               Two Current Reports on Form 8-K were filed by Crown Books Corporation during the quarter ended April 29, 1995.

          1. Crown Books Corporation filed a Current Report on Form 8-K on March 1, 1995, reporting the February 22, 1995, opinion of the Federal District Court in Robert M. Haft v. Dart Group Corporation, et al., D. Del. Civil Action No. 93-384-SLR.

          2. Crown Books Corporation filed a Current Report on Form 8-K on March 14, 1995, reporting (1) the response of Dart's Executive Committee to the settlement agreement proposed by Ronald S. Haft and defendants-intervenors Alan R. Kahn and the Tudor Trust in Ronald S. Haft v. Dart Group Corporation, C.A. No. 13736 (Del. Ch.); and (2) the defendants- intervenors' withdrawal from such proposed settlement on March 10, 1995.

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CROWN BOOKS CORPORATION



Date      June 13, 1995             By       E. STEVE STEVENS
      ------------------------          -------------------------------
                                             E. STEVE STEVENS
                                        Senior Executive Vice President
                                          and Chief Operating Officer


Date      June 13, 1995                        ROBERT A. MARMON
      ------------------------          -------------------------------
                                               ROBERT A. MARMON
                                         Principal Financial Officer