Form 10-Q
period 1995-07-29
CROWN BOOKS CORP
filed 1995-09-12
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED July 29, 1995
                                                        -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                        ----------    ----------

Commission file number  0-11457
                        -------

                            CROWN BOOKS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                             52-1227415
   ---------------------------------------------   -------------------
   (State or other jurisdiction of incorporation    (I.R.S. Employer
                  or organization)                 Identification No.)

                  3300 75th Avenue, Landover, Maryland, 20785
                  -------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (301) 731-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

At September 11, 1995, the registrant had 5,388,973 shares of Common Stock, $.01 par value per share, outstanding.

                               Page 1 of 19 pages

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

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                       Thirteen Weeks Ended        Twenty-six Weeks Ended
                    --------------------------   --------------------------
                      July 29,      July 30,       July 29,      July 30,
                        1995          1994           1995          1994
                    ------------  ------------   ------------  ------------
Sales               $ 63,873,000  $ 72,179,000   $124,911,000  $137,821,000
Interest and
  other income           648,000       511,000      1,427,000     1,043,000
                    ------------  ------------   ------------  ------------
                      64,521,000    72,690,000    126,338,000   138,864,000
                    ------------  ------------   ------------  ------------

Expenses:
  Cost of sales,
    store occupancy
    and warehousing   51,677,000    59,861,000    101,669,000   113,792,000
  Selling and
    administrative    11,308,000    10,499,000     22,092,000    20,741,000
  Depreciation and
    amortization       1,420,000     1,313,000      2,767,000     2,580,000
  Interest expense       302,000        76,000        585,000       151,000
  Restructuring
    charge              (566,000)        -           (566,000)        -
                    ------------  ------------   ------------  ------------
                      64,141,000    71,749,000    126,547,000   137,264,000
                    ------------  ------------   ------------  ------------

Income (loss)
  before income
  taxes                  380,000       941,000       (209,000)    1,600,000
Income taxes
  (benefit)              130,000       332,000        (75,000)      576,000
                    ------------  ------------   ------------  ------------

Net (loss) income   $    250,000  $    609,000   $   (134,000) $  1,024,000
                    ============  ============   ============  ============


Weighted average
  common shares
  and common share
  equivalents
  outstanding          5,389,000     5,389,000      5,389,000     5,389,000
                    ============  ============   ============  ============


Net income (loss)
per share           $     .05     $    .11      $     (.02)    $    .19
                    ============  ============  =============  ============

The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                   ASSETS


                                                (Unaudited)     (Audited)
                                                  July 29,      January 28,
                                                   1995            1995
                                               ------------    ------------
Current Assets:
  Cash                                         $  4,666,000    $  4,226,000
  Short-term instruments                         23,610,000      25,408,000
  Marketable debt securities                     24,492,000      35,106,000
  Accounts receivable                             2,007,000       3,832,000
  Merchandise inventories                        86,895,000     102,433,000
  Prepaid income taxes                              852,000            -
  Deferred income tax benefit                    11,566,000      10,957,000
  Other current assets                              945,000         369,000
                                               ------------    ------------
    Total Current Assets                        155,033,000     182,331,000
                                               ------------    ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              28,555,000      24,936,000
  Leasehold improvements                         18,726,000      18,063,000
  Property under capital leases                   1,406,000       1,406,000
                                               ------------    ------------
                                                 48,687,000      44,405,000

Accumulated Depreciation and Amortization        23,739,000      21,401,000
                                               ------------    ------------
                                                 24,948,000      23,004,000
                                               ------------    ------------

Deferred Income Tax Benefit                       4,799,000       7,911,000
                                               ------------    ------------

Other Assets                                        133,000         133,000
                                               ------------    ------------

Total Assets                                   $184,913,000    $213,379,000
                                               ============    ============



The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                               (Unaudited)     (Audited)
                                                 July 29,     January 28,
                                                   1995          1995
                                               ------------  ------------
Current Liabilities:
  Accounts payable, trade                      $ 41,137,000  $ 55,695,000
  Income taxes payable                                -         5,046,000
  Accrued expenses -
    Salary and benefits                           3,275,000     4,895,000
    Taxes other than income                       4,215,000     3,981,000
    Robert M. Haft judgment                      13,761,000    13,342,000
    Other                                        11,656,000    14,639,000
  Current portion of reserve for closed
    stores and restructuring                      6,936,000     7,839,000
  Current portion of obligations under
    capital leases                                    8,000        24,000
  Due to affiliate                                  642,000        92,000
                                               ------------  ------------
    Total Current Liabilities                    81,630,000   105,553,000
                                               ------------  ------------

Obligations Under Capital Leases                  1,614,000     1,582,000
                                               ------------  ------------
Reserve for Closed Stores
  and Restructuring                              18,013,000    22,917,000
                                               ------------  ------------
    Total Liabilities                           101,257,000   130,052,000
                                               ------------  ------------

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 shares issued as of July 29,
    1995 and January 28, 1995, respectively          56,000        56,000
  Note receivable, net of discount                 (109,000)     (103,000)
  Paid-in capital                                43,809,000    43,809,000
  Unrealized gain (loss) on short-term
    investments                                      21,000      (448,000)
  Retained earnings                              43,063,000    43,197,000
  Treasury stock, 223,638 shares of
    common stock, at cost                        (3,184,000)   (3,184,000)
                                               ------------   -----------

    Total Stockholders' Equity                   83,656,000    83,327,000
                                               ------------   -----------

Total Liabilities and
Stockholders' Equity                           $184,913,000  $213,379,000
                                               ============  ============

The accompanying notes are an integral part of these balance sheets.

                   CROWN BOOKS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)

                                                   Twenty-six Weeks Ended
                                                --------------------------
                                                   July 29,      July 30,
                                                    1995          1994
                                                ------------  ------------
Cash Flows from Operating Activities:
  Net income (loss)                             $   (134,000) $  1,024,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                  2,767,000     2,580,000
    Provision for (reversal of) closed stores
      and restructuring charges                   (3,676,000)      (98,000)
    Change in assets and liabilities:
      Accounts receivable                          2,150,000     3,101,000
      Merchandise inventories                     15,538,000   (10,209,000)
      Deferred tax benefit                          (852,000)      134,000
      Other current assets                          (576,000)      162,000
      Accounts payable, trade                    (14,558,000)  (14,259,000)
      Accrued expenses                            (3,922,000)   (7,999,000)
      Due to affiliate                               542,000       110,000
      Income taxes payable                        (5,046,000)   (1,095,000)
      Deferred income taxes                        2,199,000        83,000
      Other assets                                     -           (59,000)
      Reserve for closed stores                   (2,042,000)     (697,000)
                                                ------------  ------------
        Net cash used in operating
          activities                            $ (7,610,000) $(27,222,000)
                                                ------------  ------------

Cash Flows from Investing Activities:
  Capital expenditures                          $ (4,794,000) $ (2,177,000)
  Purchase of United States Treasury Notes             -       (79,054,000)
  Disposition of United States Treasury
    Notes                                         10,258,000    63,860,000
  Sale of corporate note                               -            45,000
  Purchases of United States Agency Note               -        (1,492,000)
  Sale of United States Agency Note                  150,000         -
  Purchase of municipal securities                     -        (4,909,000)
  Maturities of municipal securities                 450,000         -
  Sale of municipal securities                       204,000     5,930,000
  Proceeds from reverse repurchase
    agreements and unsettled trades of
    municipal securities                               -        11,166,000
                                                ------------  ------------
    Net cash provided by (used in)
      investing activities                      $  6,268,000  $ (6,631,000)
                                                ------------  ------------

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                  Twenty-six Weeks Ended
                                               ----------------------------
                                                 July 29,        July 30,
                                                   1995            1994
                                               ------------   -------------
Cash Flows from Financing Activities:
  Principal payments under capital lease
    obligations                                $    (16,000)  $    (15,000)
                                               ------------   ------------
    Net cash used in financing activities      $    (16,000)  $    (15,000)
                                               ------------   ------------

Net Decrease in Cash and Equivalents           $ (1,358,000)  $(33,868,000)
Cash and Equivalents at Beginning of
  Year                                           29,634,000     65,744,000
                                               ------------   ------------
Cash and Equivalents at End of
  Period                                       $ 28,276,000   $ 31,876,000
                                               ============   ============

Supplemental Disclosures of Cash Flow
  Information:
  Cash paid during the period for:
    Interest                                   $    166,000   $    151,000
    Income taxes                                  3,748,000      1,435,000

 The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JULY 29, 1995 AND JULY 30, 1994

                                  (Unaudited)


(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail bookstores. The unaudited statements as of July 29, 1995 and July 30, 1994 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of July 29, 1995 and July 30, 1994 and the results of operations and cash flows for the periods indicated.

    The results of operations for the quarter ended July 29, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

    Certain reclassifications have been made to the January 28, 1995 balance sheet in order to conform to the current period presentation.

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

    The Company takes a physical count of its store and warehouse inventories at least semi-annually. The Company uses a gross profit method to determine inventories for the quarters when complete physical counts are not taken. A physical inventory was taken for all stores and warehouses for the twenty-six weeks ended July 29, 1995.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        JULY 29, 1995 AND JULY 30, 1994

                                  (Unaudited)



(4)  Short-term Instruments and Marketable Debt Securities:

   The Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included United States Treasury Notes, corporate notes and municipal securities.

    Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At July 29, 1995, market value was $21,000 greater than cost (adjusted for income taxes). At July 29, 1995, the Company had no investments that qualified as trading or held to maturity.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

    Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $1,358,000 to $28,276,000 at July 29, 1995 from $29,634,000 at January 28, 1995. The decrease in cash was primarily due to capital expenditures, income tax payments and expense liabilities outstanding at January 28, 1995.

    Operating activities used $7,610,000 of the Company's financial resources for the twenty six weeks ended July 29, 1995, compared to $27,222,000 for the same period one year ago. The decrease is due primarily to lower levels of merchandise inventory as a result of closing 45 stores since January 1, 1995. The primary use of funds during the twenty-six weeks ended July 29, 1995 was for payment on outstanding expense liabilities at January 28, 1995.

    Investing activities provided $6,268,000 to the Company during the twenty-six weeks ended July 29, 1995. Sales of United States Treasury Notes were partially offset by capital expenditures for computer systems upgrades.

    Financing activities used $16,000 of the Company's funds during the twenty-six weeks ended July 29, 1995 for payments under capital lease obligations.

    The Company anticipates that funds necessary to fund net capital expenditures for new store openings and remodelings, meet capital lease obligations, purchase inventory for new and existing stores and meet current and long-term liabilities will come from operations and current assets. The Company anticipates closing approximately 67 classic Crown Books stores and four Super Crown Books stores during the next 3-15 months and has plans to open approximately 28 Super Crown Books stores. The Company anticipates that costs incurred in opening a new Super Crown Books store will be approximately $1,100,000, including inventory, store fixtures, leasehold improvements and certain other costs. At July 29, 1995, the Company had signed leases for eleven new store locations and four signed amendments to existing leases for expansion to Super Crown Books stores.

    During the past three fiscal years, the Company has recorded charges in connection with store closings and restructurings. During the year ended January 30, 1993, the Company recorded a restructuring charge of $6,600,000 for anticipated costs associated with a restructuring plan to close, relocate, expand and convert approximately 50 Classic Crown Books stores to a Super Crown Books format. During the twenty-six weeks ended July 29, 1995, the Company charged approximately $755,000 against this reserve in connection with the closing, relocation, expansion or conversion of approximately 40 stores. These charges consisted primarily of unrecoverable lease costs

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

(including buyouts of remaining lease terms) and the remaining book value of leasehold improvements and store fixtures for stores that have closed.

    In the year ended January 29, 1994, the Company determined that seven of the smaller Super Crown Books stores (typically 6,000 - 10,000 square feet) opened in prior years were no longer competitive in the current market environment and in light of the industry's movement to larger stores. Accordingly, the Company recorded an additional restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these stores to the new, larger prototype. At July 29, 1995, the Company had not charged any costs in connection with this reserve. However, the Company has concluded that one store originally scheduled for closure will no longer be closed and has reversed approximately $566,000 of the restructuring reserve. The Company presently expects to complete the restructuring related to these six stores during the next 18 months.

    The activity in restructuring reserve during the twenty-six weeks ending July 29, 1995 is summarized as follows:

    Restructuring Reserve as of January 28, 1995                 $10,515,000
    Less: Costs charged against reserve                             (755,000)
       Reversal of reserve for store
       not to be closed                                             (566,000)
                                                                 -----------
    Restructuring reserve as of July 29, 1995                    $ 9,194,000
                                                                 ===========

    A comprehensive review of the Company was begun by its new Chief
Operating Officer and interim Chief Financial Officer shortly after their appointments in October of 1994. That review, which continued into February of 1995, identified opportunities to improve the Company's profitability, organization, staffing, computer systems, and operating controls. The initial review found that the Company still had a majority of its stores in the original Classic Crown Books stores format and concluded that many of these Classic Crown Books stores were not generating, and were not expected to generate, a return on investment sufficient to justify their continued operation and that the Company's competitors had moved to a much larger format. The Company determined to act aggressively to implement the larger Super Crown format begun as part of its earlier restructuring and close approximately 100 of these small and under-performing stores over the succeeding 3-15 months.
As a result, the Company recorded a closed store reserve of $18.9 million for the costs to be incurred in these closings in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

fiscal 1995.

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

    During the twenty-six weeks ended July 29, 1995, the Company charged certain costs for closed stores relating to unrecoverable lease costs and leasehold improvements against the closed store reserve. The Company reversed approximately $2,000,000 of the reserve for a store that will no longer be closed in Houston, Texas, pursuant to a Board of Directors August 10, 1995 decision to remain in the Houston market and due to improving operating performance of that store. An additional $1,100,000 of the reserve was reversed for costs relating to other stores that were closed under negotiated lease settlement terms that were more favorable than originally anticipated and changes in planned closing dates for other stores. The reversal of the closed store reserve has been recorded as a reduction of cost of sales, store occupancy and warehousing in the accompanying consolidated statement of income.

    The activity in the closed store reserve during the twenty-six weeks ending July 29, 1995 is summarized as follows:

    Closed store reserve as of January 28, 1995          $20,241,000
    Less: Cost charged against the reserve                (1,376,000)
          Reversal of reserve for closed stores           (3,110,000)
                                                         -----------
    Closed store reserve as of July 29, 1995             $15,755,000
                                                         ===========

    The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future. No reserves for these stores have been recorded. The closings of these small and underperforming stores may, where appropriate, be coordinated with the opening of Super Crown Books stores in those markets where the Company plans to maintain or expand its presence. A commitment has been made to accelerate the opening of stores in the Super Crown Books format.

    Management plans the opening of 28 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next 6-12 months. These stores will total approximately 420,000 square feet of new space.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

    The review discussed above also identified the need for changes in officers and key employees to address the other opportunities identified for improving the Company's performance. In this regard, the Company has recruited and hired senior management to address particular issues identified, including a senior management information systems specialist; a senior loss prevention specialist; a senior human resource specialist; and two senior regional operations managers. Recruiting of other key personnel is underway including: a permanent chief financial officer; a senior merchandiser; a senior operations manager; additional management information specialists; and experienced district and sales managers at several levels. Coupled with this recruiting effort, the Company has also begun replacing certain district and regional managers.

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

    The Company's Board of Directors has authorized the repurchase of up to 500,000 shares of its outstanding common stock. The Company has repurchased in open market transactions 223,638 shares of its common stock as of July 29, 1995. The last repurchase of such shares was in April 1990. The Company may purchase additional shares in the future if market conditions are favorable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations

    Sales of $124,911,000 for the twenty-six weeks ended July 29, 1995 decreased by $12,910,000 or 9.4% over the same period one year ago while sales of $63,873,000 for the thirteen weeks ended July 29, 1995 decreased by $8,306,000 or 11.5% over the same period one year ago. The decreases were primarily the result of closing 45 stores since January 1, 1995. Comparable sales (sales for stores open for fifteen months) decreased 4.5% and 5.4% during the twenty-six weeks and thirteen week periods. Sales for Super Crown Books stores represented 62.7% and 52.8% of total sales for the twenty-six weeks ended July 29, 1995 and July 30, 1994, respectively and 63.4% and 54.0% of total sales for the thirteen weeks ended July 29, 1995 and July 30, 1994, respectively. Super Crown Books stores sales of $78,363,000 and $40,500,000 for twenty-six weeks and thirteen weeks ended July 29, 1995 increased 7.7% and 3.8% over the prior year and sales for comparable Super Crown Books stores decreased 2.6% and 3.1%. Classic Crown Books stores' sales of $46,548,000 and $23,373,000 for the twenty-six weeks and thirteen weeks ended July 29, 1995 decreased 28.4% and 28.5% from the prior year and sales for comparable classic Crown Books stores decreased 7.1% and 8.7% during the twenty-six and thirteen weeks ended July 29, 1995.

    During the twenty-six weeks ended July 29, 1995, the Company closed eight classic Crown Books stores. At July 29, 1995, the Company had 188 stores including 70 Super Crown Books stores. Subsequent to July 29, 1995, the Company closed eight additional classic stores and one Super Crown Books store while opening four Super Crown Books stores.

    Interest and other income increased by $384,000 and $137,000 during the twenty-six and thirteen weeks ended July 29, 1995 when compared to the same periods one year ago. The increases were primarily due to higher interest rates on the Company's short-term investments.

    Cost of sales, store occupancy and warehousing as a percentage of sales were 81.4% and 80.9% for the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 82.6% and 82.9% for the same periods last year. The decreases were primarily due to an increase in store margins as a result of a favorable change in sales mix and improved controls over store shrink and purchasing.
The decreases were partially offset by increased store occupancy costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, (Continued)

    Selling and administrative expenses as a percentage of sales were 17.7% for both the twenty-six weeks and thirteen weeks ended July 29, 1995 compared to 15.0% and 14.5% for the same period last year. The increases were due primarily to increased payroll costs, costs associated with the executive committee and costs incurred to identify and improve the Company's market share.

    Depreciation expense increased $187,000 for the twenty-six weeks ended July 29, 1995 compared to the same period one year ago. The increase was primarily due to increased fixed assets for new Super Crown stores, an upgrade to the point-of-sale register systems and additional computer hardware at the distribution centers.

    Interest expense increased by $434,000 due to interest accrued for the Robert M. Haft judgement.

    The Company recorded a tax benefit of $75,000 for the twenty-six weeks ended July 29, 1995, as compared to income tax expense of $576,000 for the same period one year ago. The Company recorded a $2,500,000, valuation allowance in fiscal year 1995 due to uncertainties relating to the timing of the reversal of certain temporary tax differences. In management's opinion no additional valuation allowance is necessary at this time.

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

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    There are no material legal proceedings pending against Crown Books other than such proceedings described in its Report on Form 10-K for the year ended January 29, 1995 (the "Annual Report") and as described below.

    Ronald S. Haft Stock Options

    As discussed in the Annual Report, on September 12, 1994, Ronald S. Haft filed a lawsuit (Ronald S. Haft v. Dart Group Corporation, Del. Ch., C.A. No. 13736) (the "Options Lawsuit") against Dart Group Corporation ("Dart"), which owns 51.4% of Crown Books' outstanding common stock, in the Delaware Court of Chancery for New Castle County seeking a court order that Dart issue 197,048 shares of Class B Common Stock to him and grant him a loan of $17,665,353.20 to be used as part of the payment for such shares. Because of active settlement negotiations between the parties in the Options Lawsuit, trial has been rescheduled for February, 12, 1996.

    Herbert H. Haft's Proxy

    In connection with Herbert H. Haft's sale of 172,730 shares of Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

    On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H.
Haft, and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., C.A. No. 14425). In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or will be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the Court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. Dart has not yet filed an answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. Herbert Haft has also moved to have this action consolidated with the Options Lawsuit under certain conditions.

Item 4.  Submission of Matters to a Vote of Security Holders

    Dart, as a holder of over fifty percent of the outstanding voting capital stock of Crown Books, took action on June 30, 1995, to re-elect all five incumbent Directors to Crown Books' Board of Directors by less than unanimous written consent in lieu of taking such action at an annual meeting of stockholders. These Directors are as follows:

    Herbert H. Haft
    Ronald S. Haft
    Larry G. Schafran
    Bonita A. Wilson
    Douglas M. Bregman

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

        EXHIBIT
        NUMBER            DOCUMENT
        ------            --------
        27                Financial Data Schedule

        (b)    Reports on Form 8-K

               One Current Report on Form 8-K was filed by Crown Books Corporation during the quarter ended July 29, 1995.

         1. Crown Books Corporation filed a Current Report on Form 8-K on July 13, 1995, reporting certain correspondence between Ronald S. Haft and Herbert H. Haft.

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CROWN BOOKS CORPORATION



Date    Sept. 12, 1995            By         E. STEVE STEVENS
      ----------------------          -----------------------------
                                             E. STEVE STEVENS
                                      Senior Executive Vice President
                                      and Chief Operating Officer


Date    Sept. 12, 1995                        ROBERT A. MARMON
      ----------------------          -----------------------------
                                              ROBERT A. MARMON
                                        Principal Financial Officer