Form 10-Q
period 1995-10-28
CROWN BOOKS CORP
filed 1995-12-12
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 28, 1995
                                                        ----------------

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

At December 11, 1995, the registrant had 5,388,973 shares of Common Stock, $.01 par value per share, outstanding.



                               Page 1 of 26 pages

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

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                       Thirteen Weeks Ended       Thirty-nine Weeks Ended
                    --------------------------   --------------------------
                     October 28,  October 29,     October 28,  October 29,
                        1995          1994           1995          1994
                    ------------  ------------   ------------  ------------
Sales               $ 60,250,000  $ 68,374,000   $185,161,000  $206,195,000
Interest and
  other income           734,000       463,000      2,161,000     1,506,000
                    ------------  ------------   ------------  ------------
                      60,984,000    68,837,000    187,322,000   207,701,000
                    ------------  ------------   ------------  ------------

Expenses:
  Cost of sales,
    store occupancy
    and warehousing   50,434,000    57,133,000    154,309,000   170,925,000
  Selling and
    administrative    12,112,000    28,804,000     35,107,000    49,545,000
  Depreciation and
    amortization       1,314,000     1,276,000      4,081,000     3,856,000
  Interest expense       311,000        77,000        896,000       228,000
  Closed store
    reserve             (998,000)   18,865,000     (4,107,000)   18,865,000
  Restructuring
    charge            (1,231,000)        -         (1,797,000)         -
                    ------------  ------------    -----------  ------------
                      61,942,000   106,155,000    188,489,000   243,419,000
                    ------------  ------------    -----------  ------------

Income (loss)
  before
  income taxes          (958,000)  (37,318,000)    (1,167,000)  (35,718,000)
 Income taxes
  (benefit)             (288,000)  (12,310,000)      (363,000)  (11,734,000)
                    ------------  ------------    -----------  ------------
Net income (loss)   $   (670,000) $(25,008,000)   $  (804,000) $(23,984,000)
                    ============  ============    ===========  ============

Weighted average
  common shares
  and common share
  equivalents
  outstanding          5,389,000     5,389,000      5,389,000     5,389,000
                    ============  ============    ===========  ============

Per share data:
  Net income (loss) $     (.12)   $   (4.64)      $    (.15)   $   (4.45)
                    ============  ============    ===========  ============

The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                (Unaudited)     (Audited)
                                                October 28,    January 28,
                                                   1995            1995
                                               ------------    ------------
Current Assets:
  Cash                                         $  6,008,000    $  4,226,000
  Short-term instruments                         19,702,000      25,408,000
  Marketable debt securities                     22,604,000      35,106,000
  Accounts receivable                             2,985,000       3,832,000
  Merchandise inventories                       123,993,000     102,433,000
  Prepaid income taxes                            2,421,000            -
  Deferred income tax benefit                     7,962,000      10,957,000
  Due from affiliate                                 50,000           -
  Other current assets                            1,160,000         369,000
                                               ------------    ------------
    Total Current Assets                        186,885,000     182,331,000
                                               ------------    ------------

Property and Equipment, at cost:
  Furniture, fixtures and equipment              28,873,000      24,936,000
  Leasehold improvements                         17,822,000      18,063,000
  Property under capital leases                   1,406,000       1,406,000
                                               ------------    ------------
                                                 48,101,000      44,405,000

Accumulated Depreciation and Amortization        24,364,000      21,401,000
                                               ------------    ------------
                                                 23,737,000      23,004,000
                                               ------------    ------------

Deferred Income Tax Benefit                       7,270,000       7,911,000
                                               ------------    ------------

Other Assets                                        163,000         133,000
                                               ------------    ------------

Total Assets                                   $218,055,000    $213,379,000
                                               ============    ============



The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)     (Audited)
                                               October 28,     January 28,
                                                   1995          1995
                                               ------------  ------------
Current Liabilities:
  Accounts payable, trade                      $ 79,441,000  $ 55,695,000
  Income taxes payable                                -         5,046,000
  Accrued expenses -
    Salary and benefits                           2,757,000     4,895,000
    Taxes other than income                       3,680,000     3,981,000
    Robert M. Haft judgment                      13,987,000    13,342,000
    Other                                        11,714,000    14,639,000
  Current portion of reserve for closed
    stores and restructuring                      6,936,000     7,839,000
  Current portion of obligations under
    capital leases                                    -            24,000
  Due to affiliate                                    -            92,000
                                               ------------  ------------
    Total Current Liabilities                   118,515,000   105,553,000
                                               ------------  ------------

Obligations Under Capital Leases                  1,627,000     1,582,000
                                               ------------  ------------
Reserve for Closed Stores
  and Restructuring                              14,960,000    22,917,000
                                               ------------  ------------
    Total Liabilities                           135,102,000   130,052,000
                                               ------------  ------------

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized, 5,612,611
    shares issued as of October 28, 1995
    and January 28, 1995, respectively               56,000        56,000
  Note receivable, net of discount                 (112,000)     (103,000)
  Paid-in capital                                43,809,000    43,809,000
  Unrealized (loss) on short-term
    investments                                      (9,000)     (448,000)
  Retained earnings                              42,393,000    43,197,000
  Treasury stock, 223,638 shares of
    common stock, at cost                        (3,184,000)   (3,184,000)
                                               ------------   -----------

    Total Stockholders' Equity                   82,953,000    83,327,000
                                               ------------   -----------

Total Liabilities and
Stockholders' Equity                           $218,055,000  $213,379,000
                                               ============  ============

The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                 Thirty-nine Weeks Ended
                                               ---------------------------
                                                 October 28,   October 29,
                                                    1995          1994
                                               -------------  ------------
Cash Flows from Operating Activities:
  Net income (loss)                             $   (804,000) $(23,984,000)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Write-off deferred compensation                    -         1,424,000
    Depreciation and amortization                  4,081,000     3,856,000
    Provision for (reversal of) closed stores
      and restructuring charges                   (5,904,000)   18,865,000
    Change in assets and liabilities:
      Accounts receivable                          1,130,000     2,398,000
      Merchandise inventories                    (21,560,000)  (49,986,000)
      Prepaid income taxes                        (2,421,000)        -
      Other current assets                          (791,000)       38,000
      Due from affiliate                             (63,000)        -
      Accounts payable, trade                     23,746,000    17,650,000
      Accrued expenses                            (4,683,000)   13,735,000
      Due to affiliate                               (92,000)       30,000
      Income taxes payable                        (5,046,000)   (2,339,000)
      Deferred income taxes                        3,323,000   (11,327,000)
      Other assets                                   (30,000)      149,000
      Reserve for closed stores                   (2,777,000)   (1,000,000)
                                                ------------  ------------
        Net cash used in operating
          activities                            $(11,891,000) $(30,491,000)
                                                ------------  ------------

Cash Flows from Investing Activities:
  Capital expenditures                          $ (4,980,000) $ (2,463,000)
  Purchase of United States Treasury Notes        (2,200,000) (102,468,000)
  Disposition of United States Treasury
    Notes                                         13,760,000    84,197,000
  Sale of corporate note                               -         1,445,000
  Purchase of corporate notes                          -        (1,541,000)
  Purchases of United States Agency Note               -        (1,492,000)
  Sale of United States Agency Note                  150,000         -
  Purchase of municipal securities                     -        (6,124,000)
  Maturities of municipal securities                 850,000         -
  Sale of municipal securities                       411,000     9,136,000
  Proceeds from reverse repurchase
    agreements and unsettled trades of
    municipal securities                               -        12,228,000
                                                ------------  ------------

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                                  (Unaudited)

                                                 Thirty-nine Weeks Ended
                                               ---------------------------
                                                October 28,    October 29,
                                                   1995           1994
                                               ------------   ------------
    Net cash provided by (used in)
      investing activities                      $ 7,991,000   $( 7,082,000)
                                                -----------   ------------


Cash Flows from Financing Activities:
  Principal payments under capital lease
    obligations                                $    (24,000)  $    (22,000)
                                               ------------   ------------
    Net cash used in financing activities      $    (24,000)  $    (22,000)
                                               ------------   ------------

Net Decrease in Cash and Equivalents           $ (3,924,000)  $(37,595,000)
Cash and Equivalents at Beginning of
  Year                                           29,634,000     65,744,000
                                               ------------   ------------
Cash and Equivalents at End of
  Period                                       $ 25,710,000   $ 28,149,000
                                               ============   ============

Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the period for:
    Interest                                   $    251,000   $    228,000
    Income taxes                                  3,748,000      2,111,000

 The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 28, 1995 and October 29, 1994

                                  (Unaudited)


(1)  General:

       The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail bookstores. The unaudited statements as of October 28, 1995 and October 29, 1994 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of October 28, 1995 and October 29, 1994 and the results of operations and cash flows for the periods indicated.

       The results of operations for the quarter ended October 28, 1995 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

       The Company takes a physical count of its store and warehouse inventories at least semi-annually. The Company uses a gross profit method to determine inventories for the quarters when complete physical counts are not taken. A physical inventory was not taken for the thirty-nine weeks ended October 28, 1995.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 28, 1995 and October 29, 1994

                                  (Unaudited)

(4)  Short-term Instruments and Marketable Debt Securities:

       The Company's short-term instruments include United States Treasury Bills and money market funds. Marketable debt securities include United States Treasury Notes, corporate notes and municipal securities.

       Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At October 28, 1995, market value was $9,000 less than cost (adjusted for income taxes). At October 28, 1995, the Company had no investments that qualified as trading or held to maturity.

       The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

(5)  Other Events:

       On October 6, 1995, the Executive Committee and the Special Litigation Committee of the Board of Directors of Dart Group Corporation ("Dart"), which owns 51.4% of the Company's outstanding common stock, approved a settlement of certain litigation between Dart and Ronald S. Haft and other related transactions between Dart and Ronald S. Haft (collectively, the "Settlement"). Immediately thereafter, Dart and Ronald S. Haft entered into a Settlement Agreement and various related agreements. The Settlement transactions are subject to legal challenge. See Item 1 of Part II (Legal Proceedings). If sustained, the Settlement transactions are intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to voting trustees (the "Voting Trustees") under a Voting Trust Agreement, by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On October 8, 1995, the Board of Directors of Dart ratified and approved the Settlement.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     October 28, 1995 and October 29, 1994

                                  (Unaudited)

(5)  Other Events (Continued):

       As part of the Settlement, Ronald S. Haft consented to termination of all of his outstanding stock options to purchase up to 10,000 shares of Crown Books common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources

       Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $3,924,000 to $25,710,000 at October 28, 1995 from $29,634,000 at January 28, 1995. The decrease in cash was primarily due to capital expenditures and current period operating activities.

       Operating activities used $11,891,000 of the Company's financial resources for the thirty-nine weeks ended October 28, 1995, compared to $30,491,000 for the same period one year ago. The change was due primarily to decreased merchandise inventory purchases during the thirty-nine weeks ended October 28, 1995 as a result of closing over 60 stores since January 1, 1995. The Company's cash decreased as a result of current operating results and payment for current expenses and merchandise inventory.

       Investing activities provided $7,991,000 to the Company during the thirty-nine weeks ended October 28, 1995. Sales of United States Treasury Notes were partially offset by capital expenditures for computer systems upgrades and new store fixed assets.

       Financing activities used $24,000 of the Company's funds during the thirty-nine weeks ended October 28, 1995 for payments under capital lease obligations.

       The Company anticipates that funds necessary to fund net capital expenditures for new store openings and remodelings, meet capital lease obligations, purchase inventory for new and existing stores and meet current and long-term liabilities will come from operations and current assets. The Company anticipates closing approximately 68 classic Crown Books stores and 12 Super Crown Books stores during the next 24 months and has plans to open approximately 30 Super Crown Books stores during the next twelve months. The Company anticipates that costs incurred in opening a new Super Crown Books store will be approximately $1,100,000, including inventory, store fixtures, leasehold improvements and certain other costs. At October 28, 1995, the Company had signed leases for seventeen new store locations for Super Crown Books stores.

       During the past three fiscal years, the Company has recorded charges in connection with store closings and restructurings. During the year ended January 30, 1993, the Company recorded a restructuring charge of $6,600,000 for anticipated costs associated with a restructuring plan to close, relocate, expand and convert approximately 50 Classic Crown Books stores to a Super Crown Books format. During the thirty-nine weeks ended October 28, 1995, the Company charged approximately $970,000 against this reserve in connection with

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

the closing, relocation, expansion or conversion of approximately 17 stores. These charges consisted primarily of unrecoverable lease costs (including buyouts of remaining lease terms) and the remaining book value of leasehold improvements and store fixtures for stores that have closed. Also during the thirty-nine weeks ended October 28, 1995, the Company reversed $1,231,000 of this reserve for costs relating to stores that were closed under negotiated lease settlement terms that were more favorable than originally anticipated and for changes in planned closing dates for other stores.

       In the year ended January 29, 1994, the Company determined that seven of the smaller Super Crown Books stores (typically 6,000 - 10,000 square feet) opened in prior years were no longer competitive in the current market environment and in light of the industry's movement to larger stores. Accordingly, the Company recorded an additional restructuring charge of $6,200,000 in the year ended January 29, 1994, representing the anticipated costs (unrecoverable lease costs and the remaining book value of leasehold improvements and store fixtures subsequent to management's estimate of the stores' closing dates) associated with closing, relocating and converting these stores to the new, larger prototype. During the thirty-nine weeks ended October 28, 1995, the Company charged $33,000 against this reserve in connection with the closing and relocation of one store to the larger prototype. Also during this period, the Company concluded that one store originally scheduled for closure will no longer be closed and reversed approximately $566,000 of the restructuring reserve. The Company presently expects to complete the restructuring related to the five remaining stores during the next 12 months.

       The activity in restructuring reserve during the thirty-nine weeks ending October 28, 1995 is summarized as follows:

       Restructuring Reserve as of January 28, 1995         $10,515,000
       Less: Costs charged against reserve                   (1,003,000)
             Reversal of reserve                             (1,797,000)
                                                            -----------
       Restructuring reserve as of October 28, 1995         $ 7,715,000
                                                            ===========

       A comprehensive review of the Company was begun by its new Chief Operating Officer and interim Chief Financial Officer shortly after their appointments in October of 1994. That review, which continued into February of 1995, identified opportunities to improve the Company's profitability, organization, staffing, computer systems, and operating controls. The initial review found that the Company still had a majority of its stores in the original Classic Crown Books stores format and concluded that many of these Classic Crown Books stores were not generating, and were not expected to generate, a return on

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

investment sufficient to justify their continued operation and that the Company's competitors had moved to a much larger format. The Company determined to act aggressively to implement the larger Super Crown format begun as part of its earlier restructuring and close approximately 150 of these small
and under-performing stores over the succeeding 36 months.   As a result, the
Company recorded a closed store reserve of $18.9 million for the costs to be incurred in these closings in fiscal 1995. At October 28, 1995, 66 of these stores have been closed and the remaining stores are expected to close over the next 24 months.

       During the thirty-nine weeks ended October 28, 1995, the Company charged certain costs for closed stores relating to unrecoverable lease costs and leasehold improvements against the closed store reserve. The Company reversed approximately $2,000,000 of the reserve for a store that will no longer be closed in Houston, Texas, pursuant to a Board of Directors August 10, 1995 decision to remain in the Houston market and due to improving operating performance of that store. An additional $2,107,000 of the reserve was reversed for costs relating to other stores that were closed under negotiated lease settlement terms that were more favorable than originally anticipated and changes in planned closing dates for other stores.

       The activity in the closed store reserve during the thirty-nine weeks ending October 28, 1995 is summarized as follows:

       Closed store reserve as of January 28, 1995          $20,241,000
       Less: Cost charged against the reserve                (1,953,000)
             Reversal of reserve for closed stores           (4,107,000)
                                                            -----------
       Closed store reserve as of October 28, 1995          $14,181,000
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

       At October 29, 1994, the Company planned opening 28 new Super Crown Books store over the next twelve months. At October 28, 1995 the Company had opened eleven Super Crown Books stores since October 29, 1994 and subsequent to October 28, 1995 opened eight additional Super Crown Books stores. Management plans the opening of an additional 30 Super Crown Books stores varying in size from 12,000 to 18,000 square feet over the next twelve months. These stores

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources, Continued

will total approximately 450,000 square feet of new space.

       The review discussed above also identified the need for changes in officers and key employees to address the other opportunities identified for improving the Company's performance. In this regard, the Company has recruited and hired senior management to address particular issues identified, including a senior management information systems specialist; a senior loss prevention specialist; a senior human resource specialist; a chief financial officer; a senior merchandiser; and two senior regional operations managers. Recruiting of other key personnel is underway including: a senior operations manager; additional management information specialists; and experienced district and sales managers at several levels.

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

       Crown Books' Board of Directors has authorized the repurchase of up to 500,000 shares of its outstanding common stock. The Company has repurchased in open market transactions 223,638 shares of its common stock as of October 28, 1995. The last repurchase of such shares was in April 1990. The Company may purchase additional shares in the future if market conditions are favorable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

       Sales of $185,161,000 for the thirty-nine weeks ended October 28, 1995 decreased by $21,034,000 or 10.2% over the same period one year ago while sales of $60,250,000 for the thirteen weeks ended October 28, 1995 decreased by $8,124,000 or 11.9% over the same period one year ago. The decreases were primarily the result of closing 67 stores since January 1, 1995. Comparable sales (sales for stores open for fifteen months) decreased 4.3% and 3.7% during the thirty-nine weeks and thirteen week periods. Sales for Super Crown Books stores represented 64.1% and 53.6% of total sales for the thirty-nine weeks ended October 28, 1995 and October 29, 1994, respectively and 66.9% and 55.3% of total sales for the thirteen weeks ended October 28, 1995 and October 29, 1994, respectively. Super Crown Books stores sales of $118,694,000 and $40,331,000 for thirty-nine weeks and thirteen weeks ended October 28, 1995, respectively, increased 7.3% and 6.6% over the same periods in the prior year. Sales for comparable Super Crown Books stores decreased 2.4% and 1.9% for the thirty-nine and thirteen weeks ended October 28, 1995, respectively. Classic Crown Books stores' sales of $66,467,000 and $19,919,000 for the thirty-nine weeks and thirteen weeks ended October 28, 1995, respectively, decreased 30.5% and 34.8% from the same periods in the prior year and sales for comparable classic Crown Books stores decreased 7.0% and 6.7% during the thirty-nine and thirteen weeks ended October 28, 1995.

       During the thirty-nine weeks ended October 28, 1995, the Company closed 29 Classic Crown Books stores and one Super Crown Books store. At October 28, 1995, the Company had 173 stores, including 76 Super Crown Books stores. Subsequent to October 28, 1995, the Company closed three additional classic stores and opened eight Super Crown Books stores.

       Interest and other income increased by $655,000 and $271,000 during the thirty-nine and thirteen weeks ended October 28, 1995, respectively, when compared to the same periods one year ago. The increases were primarily due to higher interest rates on the Company's short-term investments.

       Cost of sales, store occupancy and warehousing as a percentage of sales were 83.3% and 83.7% for the thirty-nine weeks and thirteen weeks ended October 28, 1995 compared to 82.9% and 83.6% for the same periods last year, respectively. The increases are primarily due to store occupancy costs associated with the Super Crown Books format and were partially offset by increased store margins as a result of a favorable change in the sales mix as well as improved controls over store shrink and purchasing.

       Selling and administrative expenses as a percentage of sales were 19.0% and 20.1% for the thirty-nine weeks and thirteen weeks ended October 28, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations, Continued

compared to 24.0% and 42.1% for the same periods last year. The decreases were due primarily to the prior year accruals for Robert M. Haft's judgement and legal costs. Excluding these accruals, selling and administrative expenses as a percentage of sales were 15.5% and 16.4% during the thirty-nine and thirteen weeks ended October 29, 1995. The increased selling and administrative expenses, excluding the accruals, were primarily due to increased payroll and advertising costs and continuing costs associated with Crown Books' Executive Committee.

       Depreciation expense increased $225,000 for the thirty-nine weeks ended October 28, 1995 compared to the same period one year ago. The increase was primarily due to increased fixed assets for new Super Crown Books stores, an upgrade to the point-of-sale register system and additional computer hardware at the distribution centers.

       Interest expense increased by $668,000 due to interest accrued for the Robert M. Haft judgment.

       During the thirty-nine weeks and thirteen weeks ended October 28, 1995, the Company reversed approximately $4,107,000 and $998,000 of its closed store reserve. In addition, the Company reversed $1,797,000 and $1,231,000 of its restructure reserves during the thirty-nine weeks and thirteen weeks ended October 28, 1995 (see Liquidity and Capital Resources).

       The Company recorded a tax benefit of $1,022,000 for the thirty-nine weeks ended October 28, 1995, as compared to a tax benefit of $11,734,000 for the same period one year ago. The Company recorded a $2,500,000, valuation allowance in fiscal year 1995 due to the uncertainty relating to the timing of the reversal of certain of taxable temporary differences during periods when the Company has taxable income.

       The Company is required to adopt the Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Implementation of the standard is not expected to have a significant impact on the financial statements.

       The Company is also required to adopt SFAS No. 121, Accounting for Long Lived Assets, no later than its fiscal year ending February 1, 1997. The Company has not determined the impact of this recently issued accounting standard on the Company's consolidated financial statements.

       The Company is also required to adopt Statement of Financial Accounting Standard No. 123, Accounting for Stock Based Compensation, no later than its

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


fiscal year ending February 1, 1997. Implementation of this standard is not expected to have a significant impact on the financial statements.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

       Material legal proceedings pending against Crown Books, its parent or its subsidiaries are described (i) in Crown Books' Annual Report on Form 10-K for the year ended January 28, 1995 (the "Annual Report"), (ii) in Crown Books' Quarterly Report on Form 10-Q for the quarter ended July 29, 1995 (the "Second Quarter 10-Q"), and (iii) with respect to material developments in such earlier reported legal proceedings and any new material legal proceedings, below.

       Robert M. Haft Employment Litigation

       As discussed in more detail in the Annual Report, on September 20, 1994, a jury in the case captioned Robert M. Haft v. Dart Group Corporation, et al. (D. Del., Civ. A. No. 93-384-SLR) found that Dart and Crown Books had breached their respective employment contracts with Robert M. Haft and awarded him damages against Dart and Crown Books.

       In October 1995, the U.S. District Court for the District of Delaware denied the motion of Dart and Crown Books for a new trial and/or reduction of damages. On October 16, 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

       Derivative Litigation

       As discussed in more detail in the Annual Report, in September 1993, Alan R. Kahn and the Tudor Trust, shareholders of Dart, filed a lawsuit in the case captioned Alan R. Kahn, et al. v. Herbert Haft, et al. (Del. Ch., Civ. A. No. 13154), naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc., Combined Properties Limited Partnership and Capital Resources Limited Partnership. This suit was brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books and certain other subsidiaries of Dart. The complaint, as amended, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment.

       In connection with a settlement of certain litigation reached between Dart and Ronald S. Haft, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and Combined Properties, Inc. will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, provided, however, that the Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

       Ronald S. Haft Stock Options

       As discussed in more detail in the Annual Report, on September 12, 1994, Ronald S. Haft filed a lawsuit against Dart (Ronald S. Haft v. Dart Group Corporation, Del. Ch., Civ. A. No. 13736) in the Delaware Court of Chancery for New Castle County seeking a court order that Dart issue certain shares of Dart Class B Common Stock to him and grant him a loan in connection with his exercise of a stock option. In connection with this proceeding, on September 14, 1994, a Standstill Agreement (the "Standstill Agreement") agreed to on behalf of Dart and Ronald S. Haft was ordered by the Delaware Court of Chancery. The Standstill Agreement restricted certain actions of Dart until further order of the court.

       In connection with the Settlement, on October 6, 1995, Ronald S. Haft, Dart and the Kahn derivative plaintiffs stipulated to the dismissal without prejudice of this lawsuit. In filing such stipulation with the court, the parties recognized that the dismissal of this lawsuit would result in the termination of the Standstill Agreement.

       Herbert H. Haft's Proxy

       As discussed in more detail in the Second Quarter 10-Q, on July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart, in the Delaware Court of Chancery for New Castle County (Ronald S. Haft v. Herbert H. Haft, et al., Del. Ch., Civ. A. No. 14425) seeking, among other things, a declaration that a proxy granted in July 1993 to Herbert H. Haft by Ronald S. Haft to vote 172,730 shares of Dart Class B Common Stock is revocable.

       On November 14, 1995, the court denied a motion filed by Ronald S. Haft for summary judgment in this lawsuit.

       Challenge to Settlement by Robert, Gloria and Linda Haft

       On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620, in the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek (i) to remove all of the directors of Dart and replace them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected and (ii) a ruling by the court that the shares of Dart Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the Settlement are "treasury shares" owned by Dart and, consequently, are not entitled to vote under Delaware corporate law.

       Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid.

       Challenge to Settlement by Herbert H. Haft

       On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert
H. Haft v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Dart Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

       Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit.

       Standstill Order

       In connection with the Kahn lawsuit and the legal challenges to the Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart until further order of the court. The Standstill Order is incorporated herein by reference and attached hereto as
Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K

           (a)           Exhibits
                         --------

                         Exhibit
                         Number                    Document
                         ------                    --------
                         27                        Financial Data Schedule
                         99.1                      Standstill Order, dated
                                                   December 6, 1995

           (b)          Reports on Form 8-K
                        -------------------

       Crown Books has filed one Current Report on Form 8-K during the quarter ended October 28, 1995.

               1. Crown Books Corporation filed a Current Report on Form 8-K on October 10, 1995, reporting under Item 1 (Changes in Control of Registrant) and Item 5 (Other Events) a settlement with Ronald S. Haft.

       Crown Books has filed one Form 8-K subsequent to the quarter ended October 28, 1995.

               1. Crown Books Corporation filed a Current Report on Form 8-K reporting under Item 1 (Changes in Control of Registrant) and Item 5 (Other Events) a lawsuit filed on October 17, 1995 against Dart and its directors by Gloria G. Haft, Robert M. Haft and Linda G. Haft

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CROWN BOOKS CORPORATION



Date  December 12, 1995           By         E. STEVE STEVENS
      ----------------------          -----------------------------
                                             E. STEVE STEVENS
                                      Senior Executive Vice President
                                      and Chief Operating Officer


Date  December 12, 1995                      ROBERT A. MARMON
      ----------------------          ------------------------------
                                             ROBERT A. MARMON
                                       Principal Financial Officer