Form 10-K
period 1996-02-03
CROWN BOOKS CORP
filed 1996-04-30
CIK 719798

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K

(Mark One)
(X)Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee Required) for the fiscal year ended   February 3, 1996
                                                     ----------------------

() Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 (No Fee Required) for the transition period from ___________ to __________

Commission file number   0-11457
                       -----------

                              CROWN BOOKS CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    52-1227415
- ------------------------------------       -------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

3300 75th Avenue, Landover, Maryland                     20785
- ------------------------------------       -------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code       (301) 731-1200
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:          NONE
                                                                  --------------
Securities registered pursuant to Section 12(g) of the Act:

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 30, 1996, the registrant had 5,388,973 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $20,678,000.

                   DOCUMENTS INCORPORATED BY REFERENCE

1996 Information Statement..................   Part III Items 10-13

The exhibit index begins at page 73 of this Form 10-K.

                               Table of Contents

                                                                                                               Page
                                                                                                               ----
                                                               Part I
                                                               ------
Item 1.          Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            3

Item 2.          Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13

Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15

Item 4.          Submission of Matters to a Vote of
                   Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           21

                                                               Part II
                                                               -------

Item 5.          Market for the Registrant's Common Equity and
                   Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . .           21

Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           22

Item 7.          Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           23

Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . .           32

Item 9.          Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . .           66

                                                               Part III
                                                               --------

Item 10.         Directors and Executive Officers of the
                   Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66

Item 11.         Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66

Item 12.         Security Ownership of Certain Beneficial Owners
                   and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           66

Item 13.         Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .           66

                                                               Part IV
                                                               -------

Item 14.         Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           67

                                     PART I

Forward-looking Statements

       Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking.
Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including the results of ongoing litigation affecting the Company (defined below), the Company's ability to open new stores and close other stores, the effect of national and regional economic conditions, the availability of capital to fund operations and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K, which will contain disclosure concerning the Company's actual results of operations and financial condition during the period covered by such reports.

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

       The Company responds to the demand for books at prices below the publishers' and manufacturers' suggested retail prices and provides quality service to its customers. The Company sells hardbacks on The New York Times best seller list at 40% below the publishers' suggested retail prices, paperbacks on The New York Times best seller list at 25% below the publishers' suggested retail prices, other new books at 10% to 25% below the publishers' suggested retail prices, and magazines at 10% below the publishers' suggested retail prices. All other merchandise is sold at a discount from the manufacturers' suggested retail price. The Company sells publishers' over-stock, reprints and former best sellers at significant discounts from the publishers' original suggested retail prices. In addition, the Company allows customers at all stores to special order books not stocked in inventory at discount pricing. Merchandise is generally purchased directly from a large number of publishers and suppliers. The Company is not dependent on any single publisher or supplier.

       The Company advertises extensively, primarily through newspapers and direct mail, stressing its discount pricing policy. The Company satisfies regional and local consumer preferences by tailoring the selections and quantities of books that it makes available in individual stores. The Company also arranges for special appearances and book autograph sessions with recognized authors to attract customers and to build and reinforce customer awareness of its stores.

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

       Super Crown Books operates discount retail book superstores. The first Super Crown Books store opened in 1990 and the Company has continued to expand the Super Crown Books concept. The stores carry as many as 80,000 titles, nearly eight times the number of titles as a "classic" Crown Books ("Classic Crown Books") store. Super Crown Books stores also carry a wider selection of non-book products and accessories.

       Classic Crown Books stores range in size from approximately 2,000 to 3,000 square feet and Super Crown Books stores range in size from approximately
6,000 to 35,000 square feet.   The Super Crown Books stores permit more
effective and economic utilization of space. The interior of the stores is standardized, so that the stores can be assembled quickly. Most of the stores are open seven days a week.

       All Super Crown Books stores and all Classic Crown Books stores have computerized point of sale and inventory management systems ("systems"). The systems enable store personnel to scan bar coded merchandise resulting in less time to process the sales transaction with more accurate pricing. The systems are designed to provide detailed inventory information on an item basis to store management.

       In selecting specific store sites, the Company considers numerous factors, including local demographics, desirability of available leasing arrangements, proximity to existing Company operations and competitors, and overall retail activity. The Company clusters its stores in selected market areas to maximize advertising, distribution and management resources. Within a selected market area, the Company generally locates its stores in strip shopping centers and urban street locations. Compared to large enclosed malls, the Company believes that the strip shopping centers and urban street locations typically charge less rent and provide greater consumer awareness and convenience.

       The following table sets forth by metropolitan area the locations of the Company's stores for each of the last five fiscal years:

                                           Number of Stores
                                         at end of fiscal year
                                ------------------------------------
Metropolitan Area:               1992    1993    1994    1995   1996
- ------------------               ----    ----    ----    ----   ----
 Washington, D.C. ...........      61      59      60      47     43
 Los Angeles, California ....      79      76      68      59     51
 Chicago, Illinois ..........      43      43      43      37     32
 San Francisco, California ..      30      30      31      24     20
 San Diego, California ......      20      20      17      12      9
 Houston, Texas .............       5       3       6       6      6
 Seattle, Washington ........      16      16      15      11     11
                                 ----    ----    ----    ----    ---
   Total.....................     254     247     240     196    172
                                 ====    ====    ====    ====   ====


       The following tables set forth the number of stores of each of Classic Crown Books and Super Crown Books that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each fiscal year.

                                1992    1993    1994    1995    1996
                                ----    ----    ----    ----    ----
Super Crown Books stores:
- -------------------------
   Opened during the year....      9      13      37      12      16
   Closed during the year....      -       -       4       3       2

Classic Crown Books stores:
- ---------------------------
   Opened during the year....      4       -       5       2       -
   Closed during the year....     18      20      45      55      38
   Remodeled during the year.      7       2       -       -       -

Total Stores Open at January 31
- -------------------------------
   Super Crown Books stores..     15      28      61      70       84
   Classic Crown Books stores    239     219     179     126       88

       The Company believes that its superstore concept presents significant growth opportunities and intends to open new Super Crown Books stores in existing and possibly new markets. As of February 3, 1996, the Company had entered into lease agreements to open 14 new stores. In addition, the Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and may close or relocate under-performing stores.

Restructuring Reserves

       In fiscal years 1993 and 1994, the Company determined that a number of the smaller Crown Books stores were not competitive in the changing market environment evidenced by an industry movement to larger stores. Consequently, the Company recorded restructuring charges totaling $12,800,000 during the two years for the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Crown Books concept. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements from the estimated closing date. The activity in the restructuring reserves during the last two years follows:

                                                   1996           1995
                                               ------------   ------------
Restructuring Reserve, beginning of year       $ 10,515,000   $ 11,960,000
Less:
  Costs charged against the reserve              (1,439,000)    (1,445,000)
  Reversal of reserves                           (2,051,000)         -
                                               ------------   ------------
Restructuring Reserve, end of year             $  7,025,000   $ 10,515,000
                                               ============   ============

       In fiscal 1996, the Company reversed a portion of the restructuring reserve as a result of (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings, and (iii) management's decision not to close one store that had been scheduled for closing.

       The remaining restructuring reserve relates to 27 stores, of which 10 have been closed as of February 3, 1996, with lease obligations ranging from three to 108 months. The lease obligation allocable to related party leases is approximately $623,000. The restructuring reserve as of February 3, 1996 is expected to be utilized as follows:

                                    Leasehold
Fiscal             Lease           Improvements
 Year            Obligations        & Fixtures            Total
- ------           -----------       ------------        -----------
1997             $   760,000       $     76,000        $   836,000
1998               1,425,000            704,000          2,129,000
1999               1,246,000              -              1,246,000
2000                 891,000              -                891,000
2001                 629,000              -                629,000
2002-2005          1,294,000              -              1,294,000
                 -----------       ------------        -----------
Total            $ 6,245,000       $    780,000        $ 7,025,000
                 ===========       ============        ===========


       Since the recorded restructuring reserve represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated to store closing in the future may be different from the reserve.

Store Closing Reserve

       The Company continually evaluates its store operations and the need to close stores that do not perform satisfactorily. The Company recognizes store closing costs when management determines to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements from the estimated closing date. The activity in the closed store reserves during the last two years is as follows:

                                                1996            1995
                                            ------------   -------------
Closed Store Reserve,
  Beginning of year                         $ 20,241,000   $   1,000,000
Add:  Closed store
      charges recorded                             -          19,768,000
Less: Charges against
      the reserve                             (2,648,000)       (527,000)
      Reversal of reserves                    (6,743,000)          -
                                            ------------   -------------
Closed Store Reserve,
  end of year                               $ 10,850,000   $  20,241,000
                                            ============   =============

       In fiscal 1996, the Company reversed a portion of the closed store reserve as a result of (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings, and (iii) management's decision not to close one store that had been scheduled for closing.

       The remaining closed store reserve relates to 112 stores, of which 31 have been closed as of February 3, 1996, with lease obligations ranging from one to 92 months. The lease obligation allocable to related party leases is approximately $1,674,000. The closed store reserve as of February 3, 1996 is expected to be utilized as follows:

                                 Leasehold
Fiscal           Lease          Improvements
 Year         Obligations        & Fixtures           Total
- ------        -----------       ------------       -----------
1997          $ 2,111,000       $    779,000       $ 2,890,000
1998            2,118,000            665,000         2,783,000
1999            2,235,000            463,000         2,698,000
2000              835,000              -               835,000
2001              710,000              -               710,000
2002-2005         934,000              -               934,000
              -----------       ------------       -----------
Total         $ 8,943,000       $  1,907,000       $10,850,000
              ===========       ============       ===========

       Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated to store closing is subject to change in the future and may be different from the reserve. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future.

Relationship with Dart

       Dart provides the Company with certain general and administrative functions. Dart also pays certain "common expenses" for it and its affiliates and allocates such expenses on a judgmental basis. Dart charged the Company approximately $1,669,000 for such services in the year ended February 3, 1996. See Notes 4 and 6 to the Consolidated Financial Statements and Item 2.- Properties.

Competition

       The business in which the Company is engaged is highly competitive. The Company competes with Borders Group, Inc., B. Dalton Booksellers, Bookstop, Barnes & Noble, Walden Books and other chains and independent bookstores and major national book clubs in all the Company's markets. In addition, the Company competes with drug stores, supermarkets, department stores, computer stores, airport vendors and others that make incidental sales of books and magazines. Some of the Company's competitors offer larger selections than the Company, and some of its competitors have greater resources than the Company. Price competition occurs in all of the Company's markets.

Seasonality

       Sales, net income and working capital for the fourth quarter have historically been substantially higher than for any of the previous three quarters (see Note 12 to the Consolidated Financial Statements). Inventory and payables have historically been substantially higher at the end of the third quarter than for any other quarter for the year. The fourth quarter results of operations have historically been sufficient to satisfy the third quarter accounts payable requirements.

Employees

       On February 3, 1996, the Company employed approximately 1,300 full-time and 1,500 part-time persons engaged in retail and administrative operations. The Company considers its relations with employees to be good.

Executive Officers of the Registrant

       The following table sets forth the names, ages and positions of the executive officers of Crown Books. Executive officers are appointed to serve until their successors are appointed.

          Name           Age            Position
          ----           ---            --------
     E. Steve Stevens     40     President and Chief Executive Officer
     Marc Joseph          44     Senior Vice President and General
                                   Merchandising Manager
     Donald J. Pilch      37     Vice President and Chief Financial Officer

       E. Steve Stevens was appointed President and Chief Executive Officer in December 1995. From October 1994 until December 1995, Mr. Stevens served as Senior Executive Vice President and Chief Operating Officer of Crown Books. From June 1994 until October 1994, he was Senior Vice President and General Merchandise Manager of Crown Books. Prior to that, Mr. Stevens served in several executive positions at Circuit City Stores, Inc., the West Bertona Group, Inc. of Chevy Chase, Maryland and Portico Bed and Bath, Ltd. of New York.

       Marc Joseph joined Crown Books in November 1995 as Senior Vice President and General Merchandising Manager. Prior to that, Mr. Joseph was Senior Vice President of Marketing and Merchandising at Action Industries, Inc. and, prior to such position, he served as General Merchandise Manager at Value Merchants, Inc.

       Donald J. Pilch joined Crown Books in November 1995 as Vice President and Chief Financial Officer. Prior to joining Crown Books, Mr. Pilch was Director of Financial Planning and Analysis for Marshalls, a division of Melville Corporation.

       There is no family relationship between any director and executive officer of the Company.

Changes in Management

       On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert
H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert H. Haft is Chairman of the Board and Ronald S. Haft was an executive officer and director of Crown Books, on October 11, 1994, the Board of Directors of Crown Books established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart and Crown Books have been extensive. Accordingly, the respective Executive Committees assumed a day-to-day involvement in these disputed issues and other matters affecting Dart and Crown Books, in particular matters relating to litigation to which Dart or Crown Books is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

         In connection with the RSH Settlement (defined below), Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order (defined below) contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.)

         In December 1995, Crown Books promoted E. Steve Stevens from Senior Executive Vice President and Chief Operating Officer to President and Chief Executive Officer. Also in December 1995, Crown Books hired Marc Joseph as Senior Vice President and General Merchandising Manager and Donald J. Pilch as Vice President and Chief Financial Officer. Mr. Pilch replaced Robert A. Marmon, who had been serving on an interim basis.

Settlement with Ronald S. Haft

         On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). The RSH Settlement transactions are subject to legal challenge. See Item 3 - Legal Proceedings. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

Standstill Order

         In connection with legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and certain other litigants not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million. See Item 3 - Legal Proceedings.

Item 2.  Properties

         The Company subleases from Dart 28,000 square feet of a warehouse and office facility located in Landover, Maryland that it shares with Dart and Trak Auto Corporation ("Trak Auto"). The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced in 1985. The current annual rental is $288,000. The sublease also requires the payment of maintenance, utilities, insurance and taxes allocable to the space subleased. Dart originally leased the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members owned all of the partnership interests. The Company's sublease is on the same terms as Dart's lease.

         As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and the partnership interests controlled by him in the warehouse and office facility to Dart (or its affiliates) and to reduce the rent. These transfers and rent reductions are subject to contingencies, including bankruptcy court approval, mortgagee approval, challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in the property and claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controls the aforementioned partnerships.

         The Company leases 23,300 square feet of office and warehouse space in Addison, Illinois. The lease is for ten years with one five-year renewal option and commenced January 1993. The annual rental is $143,000 for the first five years and increases to $156,000 for the second five years. The lease requires the Company to pay for maintenance, utilities, insurance and real estate taxes.

         The Company leases all of its retail stores. The total minimum annual payments for the Company's retail store space (excluding closed stores) and equipment aggregate approximately $101,133,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1996 to 2010. Nine of these leases are with entities in which the Haft family has substantially all the beneficial interest. Three of the leases are in shopping centers owned by joint ventures in which Dart owns majority partnership interests and Haft family members own the remaining partnership interests.

         The 12 lease agreements involving Haft-owned entities provide for various termination dates that range from 1996 to 2029 (including option periods) and require payment of future minimum rentals aggregating $44,478,000 at February 3, 1996. These agreements also require payment of a percentage of
sales in excess of a stated minimum.   In addition, four closed stores have
lease agreements with Haft-owned entities with various termination dates that range from 1996 to 2005 and require future minimum rentals aggregating $1,175,000 at February 3, 1996. Annual fees and rentals paid to Haft-owned entities, open or closed, were $2,406,000 in the year ended February 3, 1996.

         The Executive Committees of Dart, Crown Books and Trak Auto have undertaken a legal review of certain leasing arrangements and real estate related transactions between Dart, the Company or Trak Auto, on the one hand, and Haft-owned entities, on the other hand. The Executive Committees have not yet determined whether any actions will be taken as a result of this legal review.

Item 3.  Legal Proceedings

Robert M. Haft Employment Litigation

         In August 1993, Robert M. Haft, a former president of Crown Books and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civ. A. No. 93-384), naming as defendants Dart and two of its subsidiaries, Crown Books and Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

         On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against Crown Books in the amount of $12,800,910.

         The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement ("ISA") with Crown Books. Under the terms of the ISA, a voluntary termination by Robert M. Haft of his employment would have allowed Crown Books to repurchase all or a portion of 100,000 shares of stock issued to Robert Haft by Crown Books pursuant to the ISA, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. The jury's finding would preclude Crown Books from making such a repurchase.

         Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, Crown Books and Trak Auto arising from certain stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage Corporation ("Total Beverage"), a wholly-owned subsidiary of Dart.

         On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against Dart, Crown Books and Trak Auto:

(a) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of Crown Books to deliver 100,000 shares of unrestricted Crown Books Common Stock when he demanded them in August of 1993;

(b) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Crown Books Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987.
         As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

(c) The court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

         The court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and Crown Books filed with the court a motion for a new trial and/or reduction of damages challenging the court's breach of contract findings, damages awards and certain evidentiary rulings. In October 1995, the court denied such motion. On October 16, 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

         The Company has reserved approximately $14.2 million (including accrued interest of $1.4 million) for these judgments.

Derivative Litigation

         In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food, Total Beverage and Cabot-Morgan Real Estate Company.

         The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Dart Class B Common Stock by Herbert
H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

         On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the court, would (i) dismiss claims against Douglas M. Bregman and Bonita A. Wilson and (ii) realign Dart as a party plaintiff to the amended complaint. The court has not yet acted upon this Stipulation.

         In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

         In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. (Since the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. This motion is still pending before the court.

         In connection with the RSH Settlement, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and Combined Properties, Inc. will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

         In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit is brought derivatively and names Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with the management of Crown Books. The amended complaint also alleges legal malpractice against a lawyer advising Dart at that time. Plaintiff seeks unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle have been dismissed without prejudice from this lawsuit. The amended complaint does not name as a defendant H. Ridgely Bullock, who died subsequent to the filing of the original complaint. Crown Books and other defendants have filed a motion to dismiss this lawsuit.

         Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results or operations of the Company.

Herbert H. Haft Proxy Litigation

         In connection with Herbert H. Haft's sale of 172,730 shares of Dart Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock "to the same extent and with the same effect as Ronald S. Haft might or could do under any applicable laws or regulations governing the rights and powers of shareholders of Dart," until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

         On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment remains pending.

         As part of the RSH Settlement, on October 6, 1995, Dart purchased from Ronald S. Haft the 172,730 shares of Dart Class B Common Stock that were subject to the Proxy.

Section 225 Action by Robert, Gloria and Linda Haft

         On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620 (the "Section 225 Action"), in the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and
(ii) the shares of Dart Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

         Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

         On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert
H. Haft v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Dart Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

         Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit. Herbert H. Haft disagrees with Dart's position.

Standstill Order

         In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

Other

         Dart is engaged in discussions with Haft family members to explore opportunities to settle litigation pending between the parties. There can be no assurance that any settlement will be reached or as to the terms or timing of any settlement, if one occurs.

         In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material effect upon the consolidated financial condition and results of operations of the Company.

         The Company recorded expenses of approximately $1.1 million and $3.4 million during the years ended February 3, 1996 and January 31, 1995, respectively, for legal expenses incurred during these years. These amounts include estimated future expenses that likely will be necessary to resolve all litigation discussed above in which the Company is a party.

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


                 Quarter Ended           High        Low
                 -------------        ---------   --------
                 April 30, 1994         20 1/2     17
                 July 30 1994           18 1/2     16 3/4
                 October 29, 1994       17 3/4     14 1/2
                 January 28, 1995       17 1/2     11 1/2
                 April 29, 1995         15 3/4     12 1/4
                 July 29, 1995          16         10 1/2
                 October 28, 1995       13          9
                 February 3, 1996       14          8 15/16



         The Company has not paid dividends during the last two fiscal years and does not expect to pay dividends in the foreseeable future.

         There were approximately 280 record holders of the Common Stock as of April 30, 1996.

Item 6.  Selected Financial Data


INCOME STATEMENT DATA:       (in thousands, except per share and sales % data)

                                               Fiscal Year
                            ------------------------------------------------
                               1996       1995     1994      1993      1992
                             --------  --------  --------  --------  --------
 Sales                        $283,475  $305,606  $275,125  $240,682  $232,484
 Interest and other income       2,936     2,289     3,073     3,015     4,047

 Cost of sales, store
   occupancy and
   warehousing                 231,837   248,012   221,895   188,487   180,437
 Selling and administrative     50,993    62,208    46,911    38,395    35,646
 Depreciation and amortization   5,415     5,176     3,986     2,418     2,180
 Interest expense                1,279       965       323       391       470
 Closed store reserve
   (reversal)                   (6,743)   18,865      (631)      513     1,106
 Restructuring charge
   (reversal)                   (2,051)    -         6,200     6,600     -

 Income (loss) before
   income taxes                  5,681   (27,331)     (486)    6,893    16,692
 Net Income (Loss)               3,704   (19,380)     (210)    4,281    10,349

 Net Income (Loss) per share  $    .69  $  (3.60) $   (.04) $    .82  $   1.97

 Weighted average common
   share and common share
   equivalents outstanding       5,399     5,389     5,402     5,214     5,245

 Percentage increase (decrease)
   in sales
   Total stores                   (7.2)%    11.1%     14.3%      3.5%      5.5%
   Comparative stores             (3.3)%    (2.5)%    (0.6)%     2.6%      5.3%



 BALANCE SHEET DATA:                           (in thousands)

                                           at end of Fiscal Year
                             -------------------------------------------------
                               1996      1995      1994      1993      1992
                             --------  --------  --------  --------  --------
Current assets                $150,574  $182,331  $180,210  $147,809  $149,432
Current liabilities             77,606   105,553    94,981    56,492    62,622
Working capital                 72,968    76,778    85,229    91,317    86,810
Total assets                   180,852   213,379   210,636   165,433   160,264
Long-term obligations           15,785    24,499    13,913     8,156     3,623
Stockholders' equity            87,461    83,327   101,742   100,785    94,019

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Control of Dart

      Dart owns 51.4% of the outstanding common stock of Crown Books. Dart's voting stock, the Class B Common Stock, has been beneficially owned by Haft family members.

      The termination of Robert M. Haft as President and Chief Operating Officer of Dart and as Chief Executive Officer and President of Crown Books in 1993, the appointment of Ronald S. Haft as President and Chief Operating Officer of Dart and the ensuing disagreements between Ronald S. Haft and Herbert H. Haft in 1994 has resulted in significant disputes over which Haft family members control Dart. As a result of these disputes, Dart has been involved in significant litigation involving Haft family members. See Item 3 - Legal Proceedings.

      On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert
H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert H. Haft is and Ronald S. Haft was an executive officer and director of Crown Books, on October 11, 1994, the Board of Directors of Crown Books established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert Haft and Ronald Haft concerning issues involving Dart and Crown Books have been extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Crown Books, in particular matters relating to litigation to which Dart or Crown Books is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

      In connection with the RSH Settlement, Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.)

      On October 6, 1995, Dart and Ronald S. Haft entered into the RSH Settlement, which is subject to legal challenge. See Item 3 - Legal Proceedings. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees under the Voting Trust Agreement. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

      In connection with the legal challenges to the RSH Settlement, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricts certain actions by Dart. Without further order of the court, Dart may

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries; (iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries,
(b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

      Management believes that litigation affecting the Company has had an adverse impact on the Company's results of operations, financial position and liquidity. During fiscal 1995, a jury awarded approximately $12.8 million (plus interest) to Robert M. Haft in his lawsuit against the Company for breach of employment contract (the "RMH Judgment"). If the Company loses its appeal and is required to pay the RMH Judgment, the Company's liquidity would be significantly reduced. In addition, management believes that the continued uncertainty relating to the control of Dart and the surrounding litigation has affected the Company's reputation among banks, vendors and landlords and made the Company's efforts to recruit highly-qualified personnel more difficult.
The uncertainty surrounding control of Dart (and the associated effects of such uncertainty) may continue until pending litigation is adjudicated or settled.

      Dart is engaged in discussions with Haft family members to explore opportunities to settle litigation pending between the parties. See Item 3 - Legal Proceedings. There can be no assurance that any settlement will be reached or as to the terms or timing of any settlement, if one occurs.

Outlook

      Except for historical information, the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the results of ongoing litigation affecting the Company, the Company's ability to open new stores and close other stores, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

      The Company believes that its superstore concept presents significant growth opportunities and intends to open new Super Crown Books stores in existing and possibly new markets. In the past, Super Crown Books stores have generated higher sales at converted locations as well as higher gross margins as a result of a change in product mix. The Company believes that as Super Crown Books stores mature, operating expenses as a percentage of sales will decrease.

      The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and close or relocate under-performing stores. The Company anticipates closing approximately 37 Classic Crown Books stores and two Super Crown Books stores during fiscal 1997.

Liquidity and Capital Resources

      Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, increased by $1,131,000 to $30,765,000 at February 3, 1996 from $29,634,000 at January 28, 1995. The increase in cash was primarily due to the disposition of marketable debt securities (primarily United States Treasury Notes) which was largely offset by operating losses, capital expenditures and closed store lease buyouts.

      Operating activities used $22,945,000 of the Company's cash during the 53 weeks ended February 3, 1996 ("fiscal 1996") compared to $27,111,000 for the 52 weeks ended January 28, 1995 ("fiscal 1995"). During fiscal 1996, operating results provided almost no cash to the Company and operating activities used cash primarily for payments for merchandise inventory.

      Investing activities provided $24,100,000 to the Company in fiscal 1996. The disposition of marketable debt securities (primarily United States Treasury Notes) was partially offset by capital expenditures for the opening of 16 new Super Crown Books stores.

      Financing activities used $24,000 of the Company's funds in fiscal 1996, compared to $30,000 in fiscal 1995. Payments under capital lease obligations has been the Company's sole financing activity the last two years.

      In the past, the Company generally funded its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. In fiscal 1997, the Company may need other sources of liquidity. If Crown Books loses its appeal of RMH Judgment or reaches a settlement with Robert M. Haft, the Company expects to use existing cash to pay the RMH Judgment or settlement amount, as the case may be. In such an event, the Company expects that it would either obtain third party debt financing or reduce planned store openings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

      The Company's primary capital requirements relate to new store openings, remodelings and investments in management information systems. The Company believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, the Company expects to open approximately 30 Super Crown Books stores and that capital expenditures would approximate $8.5 million. As of February 3, 1996, the Company had entered into lease agreements to open 14 new Super Crown Books stores. In addition, the Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $4.0 million in fiscal 1997.

At February 3, 1996

      Working capital decreased by $3,810,000 to $72,968,000 at February 3, 1996 compared to the same period one year ago. The decrease in working capital was primarily due to capital expenditures.

At January 28, 1995

      Working capital decreased by $8,451,000 to $76,778,000 at January 28, 1995. The decrease in working capital was primarily the result of accruals for the current portion of the closed store reserve and the Robert M. Haft employment litigation.

Results of Operations

   Year Ended February 3, 1996 Compared to the Year Ended January 28, 1995

      During fiscal 1996, the Company opened 16 Super Crown Books stores while closing 38 Classic Crown Books stores and two Super Crown Books stores. These Super Crown Books stores were closed as a result of opening larger stores in the same area. At February 3, 1996, the Company had 172 stores, including 84 Super Crown Books stores.

      Sales of $283,475,000 for fiscal 1996 decreased by $22,131,000 or 7.2%
compared to fiscal 1995. The decrease is primarily due to the net decrease in the number of stores as a result of the Company's continuing transition to the new superstore concept. Comparable sales (sales for stores open for fifteen months) decreased 3.3% for fiscal 1996, however, comparable sales for the new prototype superstore increased 11% during the 14 weeks ended February 3, 1996. Sales for Super Crown Books stores represented 66.7% of total sales for fiscal 1996 compared to 54.7% of total sales for fiscal 1995. Super Crown Books sales of $189,142,000 for fiscal 1996 increased 12.9% over the sales for fiscal 1995 and sales for comparable Super Crown Books stores decreased 1.8%. Sales for

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

comparable classic Crown Books stores decreased 5.7% during fiscal 1996.

      Interest and other income increased by $647,000 during fiscal 1996 when compared to fiscal 1995. The increase is primarily due to higher interest rates on the Company's short-term investments.

      Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 81.8% for fiscal 1996 compared to 81.2% for fiscal 1995. The increases were primarily due to higher occupancy costs associated with the Super Crown format and were partially offset by increased store margins.

      Selling and administrative expenses as a percentage of sales were 18.0% for fiscal 1996 compared to 20.4% for fiscal 1995. The decrease was primarily due to the prior year accruals for Robert M. Haft's judgment and legal costs. Excluding these accruals, selling and administrative expenses as a percentage of sales were 16.2% for fiscal 1995. The increase in selling and administrative expenses, excluding the accruals, was primarily due to increased payroll and advertising costs and costs associated with Crown Books' Executive Committee.

      Depreciation expense increased $239,000 for fiscal 1996 compared to fiscal 1995. The increase was primarily due to increased fixed assets for new Super Crown Books stores, an upgrade in the point-of-sale register system and additional computer hardware.

      Interest expense increased by $314,000 primarily due to interest accrued on the judgment against the Company in favor of Robert M. Haft.

      The closed store reserve was reversed by $6,743,000 in fiscal 1996 compared to an increase (expense) in such reserve of $18,865,000 in fiscal 1995. In addition, the restructuring reserve was reversed by $2,051,000 in fiscal 1996. The reversals in the store closing and restructuring reserves in fiscal 1996 resulted from (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings and (iii) management's decision not to close two stores that had been scheduled for closing.

      The Company had net income of $3,704,000 in fiscal 1996 compared to a net loss of $19,380,000 in fiscal 1995 as a result of the foregoing factors.

      The Company has recorded income tax expense of $1,977,000 in fiscal 1996 as compared to tax benefit of $7,951,000 in fiscal 1995. In fiscal 1996, the effective tax rate was 34.8% compared to (29.1)% in fiscal 1995 due primarily to the $2,500,000 valuation recorded in the third quarter of fiscal 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)


  Year Ended January 28, 1995 Compared to the Year Ended January 29, 1994

      During the year ended January 28, 1995, the Company opened 12 Super Crown Books stores and two Classic Crown Books stores while closing 55 Classic Crown Books stores and three Super Crown Books stores. These Super Crown Books stores were closed as a result of opening larger stores in the same area. At January 28, 1995, the Company had 196 stores including 70 Super Crown Books stores.

      Sales of $305,606,000 for the year ended January 28, 1995 increased by $30,481,000 or 11.1% over the same period one year ago. Comparable sales (sales for stores open for fifteen months) decreased 2.5% for the year ended January 28, 1995. Sales for Super Crown Books stores represented 54.7% of total sales for the year ended January 28, 1995 compared to 39.8% of total sales for the year ended January 29, 1994. Super Crown sales of $167,200,000 for the year ended January 28, 1995 increased 52.5% over the prior year sales and sales for comparable Super Crown Books stores increased 0.2%. Sales for comparable classic Crown Books stores decreased 4.0% during the year ended January 28, 1995.

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

      During the year ended January 28, 1995, the Company recorded a closed store reserve of $18,963,000 for under-performing stores while last year the Company's closed store reserve was reduced by $631,000 as a result of the termination of three leases.

      Selling and administrative expenses as a percentage of sales were 20.4% for the year ended January 28, 1995 compared to 17.1% for the same period the prior year. The increase was primarily due to the accruals for a $12.8 million judgement against the Company in connection with Robert M. Haft's claim for breach of his employment contract and related legal costs. (See Item 3. - Legal Proceedings). Excluding these accruals, selling and administrative expenses as a percentage of sales decreased to 16.2% for the year ended January 28, 1995, primarily the result of reduced payroll costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

      Depreciation expense increased $1,190,000 for the year ended January 28, 1995 compared to the same period one year ago. The increase was primarily due to the increase in fixed assets as a result of the expansion of Super Crown Books stores.

      Interest expense increased by $642,000 primarily due to interest accrued on the judgment against the Company in favor of Robert M. Haft.

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

Item 8.  Financial Statements and Supplementary Data

            Financial Statements                              Page No.
            --------------------                              --------
            Report of Independent Public Accountants             31

            Consolidated Balance Sheets                        32 - 33

            Consolidated Statements of Income                    34

            Consolidated Statements of Stockholders' Equity    35 - 36

            Consolidated Statements of Cash Flows              37 - 38

            Notes to Consolidated Financial Statements         39 - 65

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO CROWN BOOKS CORPORATION:

We have audited the accompanying consolidated balance sheets of Crown Books Corporation (a Delaware corporation and a majority-owned subsidiary of Dart Group Corporation) and subsidiaries as of February 3, 1996 and January 28, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 3, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Books Corporation and subsidiaries as of February 3, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP

Washington, D.C.
April 26, 1996.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                            February 3,      January 28,
                                               1996             1995
                                           ------------     ------------
 Current Assets:
   Cash                                    $  5,691,000     $  4,226,000
   Short-term instruments                    25,074,000       25,408,000
   Marketable debt securities                 4,215,000       35,106,000
   Accounts receivable                        3,941,000        3,832,000
   Merchandise inventories                  102,192,000      102,433,000
   Prepaid income taxes                       1,471,000            -
   Deferred income tax benefit                7,349,000       10,957,000
   Other current assets                         641,000          369,000
                                           ------------     ------------
     Total Current Assets                   150,574,000      182,331,000
                                           ------------     ------------

 Property and Equipment, at cost:
   Furniture, fixtures and equipment         29,873,000       24,936,000
   Leasehold improvements                    16,561,000       18,063,000
   Property under capital leases              1,187,000        1,406,000
                                           ------------     ------------
                                             47,621,000       44,405,000
 Accumulated Depreciation and
   Amortization                              23,859,000       21,401,000
                                           ------------     ------------
                                             23,762,000       23,004,000
                                           ------------     ------------

 Deferred Income Taxes                        6,353,000        7,911,000
                                           ------------     ------------

 Other Assets                                   163,000          133,000
                                           ------------     ------------

 Total Assets                              $180,852,000     $213,379,000
                                           ============     ============



                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          February 3,     January 28,
                                             1996            1995
                                          ------------    ------------
 Current Liabilities:
   Accounts payable, trade                $ 42,308,000    $ 55,695,000
   Income taxes payable                          -           5,046,000
   Accrued expenses -
     Salary and benefits                     3,658,000       5,798,000
     Taxes other than income                 2,299,000       3,981,000
     Robert M. Haft judgement               14,233,000      13,342,000
     Other                                  10,957,000      14,663,000
   Current portion of reserve for
     closed stores and restructuring         3,726,000       6,936,000
   Due to affiliate                            425,000          92,000
                                          ------------    ------------
     Total Current Liabilities              77,606,000     105,553,000
                                          ------------    ------------

 Obligations Under Capital Leases            1,636,000       1,582,000
                                          ------------    ------------
 Reserve for Store Closings and
   Restructuring                            14,149,000      22,917,000
                                          ------------    ------------
     Total Liabilities                      93,391,000     130,052,000
                                          ------------    ------------

 Stockholders' Equity:
   Common stock, par value $.01 per
     share; 20,000,000 shares
     authorized, 5,612,611 shares
     issued                                     56,000          56,000
   Notes receivable, net of discount          (115,000)       (103,000)
   Paid-in capital                          43,809,000      43,809,000
   Unrealized investment (losses)               (6,000)       (448,000)
   Retained earnings                        46,901,000      43,197,000
   Treasury stock, 223,638 shares of
     common stock, at cost                  (3,184,000)     (3,184,000)
                                          ------------    ------------

     Total Stockholders' Equity             87,461,000      83,327,000
                                          ------------    ------------


 Total Liabilities and Stockholders'
   Equity                                 $180,852,000    $213,379,000
                                          ============    ============


                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                   Years Ended
                                  ----------------------------------------
                                  February 3,   January 28,   January 29,
                                     1996          1995          1994
                                  ------------  ------------  ------------
 Sales                            $283,475,000  $305,606,000  $275,125,000
 Interest and other income           2,936,000     2,289,000     3,073,000
                                  ------------  ------------  ------------
                                   286,411,000   307,895,000   278,198,000
                                  ------------  ------------  ------------

 Expenses:
   Cost of sales, store
     occupancy and warehousing     231,837,000   248,012,000   221,895,000
   Selling and administrative       50,993,000    62,208,000    46,911,000
   Depreciation and amortization     5,415,000     5,176,000     3,986,000
   Interest expense                  1,279,000       965,000       323,000
   Closed store charge (reversal)   (6,743,000)   18,865,000      (631,000)
   Restructuring charge
    (reversal)                      (2,051,000)        -         6,200,000
                                  ------------  ------------  ------------
                                   280,730,000   335,226,000   278,684,000
                                  ------------  ------------  ------------

 Income (loss) before income
   taxes                             5,681,000   (27,331,000)     (486,000)

 Income taxes (benefit)              1,977,000    (7,951,000)     (276,000)
                                  ------------  ------------  ------------

 Net income (loss)                 $ 3,704,000  $(19,380,000) $   (210,000)
                                   ===========  ============  ============

 Weighted average common
   share and common share
   equivalents outstanding           5,399,000     5,389,000     5,402,000
                                  ============  ============  ============

 Per share data:

 Net income (loss)                $        .69  $      (3.60) $       (.04)
                                  ============  ============  ============


                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                Years Ended
                                  ----------------------------------------
                                   February 3,   January 28,   January 29,
                                      1996          1995          1994
                                  ------------  ------------  ------------
 Common Stock:
   Balance, beginning of period   $     56,000  $     56,000  $     56,000
   Stock options exercised               -             -             -
                                  ------------  ------------  ------------
   Balance, end of period         $     56,000  $     56,000  $     56,000
                                  ============  ============  ============


 Note Receivable, Net of Discount:
   Balance, beginning of period   $   (103,000) $    (92,000) $   (790,000)
   Proceeds from payment of
     note receivable                     -             -           710,000
   Amortization of discount            (12,000)      (11,000)      (12,000)
                                  ------------  ------------  ------------
   Balance, end of period         $   (115,000) $   (103,000) $    (92,000)
                                  ============  ============  ============


 Deferred Compensation:
   Balance, beginning of period   $      -      $ (1,424,000) $ (1,629,000)
   Recognition/write-off of
     compensation                        -         1,424,000       205,000
                                  ------------  ------------  ------------
   Balance, end of period         $      -      $      -      $ (1,424,000)
                                  ============  ============  ============


 Paid-in Capital:
   Balance, beginning of period   $ 43,809,000  $ 43,809,000  $ 43,545,000
   Stock options exercised               -             -           264,000
                                  ------------  ------------  ------------
   Balance, end of period         $ 43,809,000  $ 43,809,000  $ 43,809,000
                                  ============  ============  ============


 Unrealized Investment
   losses:                        $     (6,000) $   (448,000) $      -
                                  ============  ============  ============

 Retained Earnings:
   Balance, beginning of period   $ 43,197,000  $ 62,577,000  $ 62,787,000
   Net income (loss)                 3,704,000   (19,380,000)     (210,000)
                                  ------------  ------------  ------------
   Balance, end of period         $ 46,901,000  $ 43,197,000  $ 62,577,000
                                  ============  ============  ============

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                                                Years Ended
                                  ----------------------------------------
                                   February 3,   January 28,   January 29,
                                      1996          1995          1994
                                  ------------  ------------  ------------
 Treasury Stock:
   Balance, beginning and
     end of period                $ (3,184,000) $ (3,184,000) $ (3,184,000)
                                  ============  ============  ============


 Common Stock Outstanding
   Balance, beginning of period      5,388,973     5,388,973     5,373,970
   Stock options exercised               -            -             15,003
                                  ------------  ------------  ------------
   Balance, end of period            5,388,973     5,388,973     5,388,973
                                  ============  ============  ============


                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended
                                  ----------------------------------------
                                   February 3,   January 28,   January 29,
                                      1996          1995          1994
                                  ------------  ------------  ------------
 Cash Flows from Operating
   Activities:
   Net income (loss)              $  3,704,000  $(19,380,000) $   (210,000)
   Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in)
     operating activities:
     Depreciation and amortization   5,415,000     5,176,000     3,986,000
     Deferred compensation                -        1,424,000       193,000
     Provision for (reversal
       of) closed stores
       and restructuring charge     (8,794,000)   18,865,000     5,569,000
     Change in assets and
       liabilities:
       Accounts receivable             601,000       911,000    (1,505,000)
       Merchandise inventories         241,000   (25,070,000)  (17,405,000)
       Prepaid income taxes         (1,471,000)        -             -
       Other current assets           (272,000)      408,000      (480,000)
       Other assets                    (30,000)      176,000        65,000
       Accounts payable, trade     (13,387,000)  (14,996,000)   31,018,000
       Accrued expenses             (5,668,000)   16,627,000     8,551,000
       Due to affiliate                315,000        46,000        32,000
       Income taxes payable         (5,046,000)    2,700,000       605,000
       Deferred income taxes         4,873,000   (12,790,000)   (2,721,000)
       Reserve for closed stores
         and restructuring          (3,426,000)   (1,208,000)     (680,000)
                                  ------------  ------------  ------------
         Net cash provided by
           (used in) operating
           activities             $(22,945,000) $(27,111,000) $ 27,018,000
                                  ------------  ------------  ------------

 Cash Flows from Investing
   Activities:
   Capital expenditures           $ (6,816,000) $ (3,716,000) $(15,014,000)
   Purchase of United States
     Treasury Notes                 (2,200,000) (106,373,000)  (68,707,000)
   Disposition of United
     States Treasury Notes          19,200,000    96,203,000    61,823,000
   Purchase of corporate notes           -        (1,541,000)   (5,141,000)
   Sale of corporate notes           2,750,000     4,412,000         -

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                                                Years Ended
                                  ----------------------------------------
                                   February 3,   January 28,   January 29,
                                      1996          1995          1994
                                  ------------  ------------  ------------
   Purchase of United States
     Agency Notes                        -        (1,492,000)     (999,000)
   Sale of Unites States Agency
     Notes                               -           195,000         -
   Maturities of United States
     Agency Notes                      950,000          -        1,000,000
   Disposition of reverse
     repurchase agreements               -           (93,000)        -
   Purchase of municipal
     securities                          -        (6,124,000)  (24,404,000)
   Sales of municipal
     securities                     10,216,000     9,560,000     6,034,000
                                  ------------  ------------   ------------
         Net cash provided by
           (used in) investing
            activities            $ 24,100,000  $ (8,969,000) $(45,408,000)
                                  ------------  ------------  ------------

 Cash Flows from Financing
   Activities:
   Principal payments under
     capital lease obligations    $    (24,000) $    (30,000) $    (30,000)
   Proceeds from payment of
     Note Receivable                      -            -           710,000
   Proceeds from exercise of
     stock options                        -            -           263,000
                                  ------------  ------------  ------------
         Net cash provided by
           (used in) financing
           activities             $    (24,000) $    (30,000) $    943,000
                                  ------------  ------------  ------------

 Net Increase (Decrease) in
   Cash and Equivalents           $  1,131,000  $(36,110,000) $(17,447,000)
 Cash and Equivalents Beginning
   of Year                          29,634,000    65,744,000    83,191,000
                                  ------------  ------------  ------------
 Cash and Equivalents at End
   Of Year                        $ 30,765,000  $ 29,634,000  $ 65,744,000
                                  ============  ============  ============

 Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
       Interest                   $    377,000  $    316,000  $    323,000
       Income taxes                  3,129,000     2,111,000     1,904,000

                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating discount specialty retail book stores in the United States. The stores offer books, newspapers, magazines and related accessories.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Risk Factors

      In the past, the Company generally funded its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. In fiscal 1997, the Company may need other sources of liquidity. If Crown Books loses its appeal of RMH Judgment, the Company expects to use existing cash to pay the RMH Judgment. In such an event, the Company expects that it would either obtain third party debt financing or reduce planned store openings.

      The Company's primary capital requirements relate to new store openings, remodelings and investments in management information systems. The Company believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, the Company expects to open approximately 30 Super Crown Books stores and that capital expenditures would approximate $8.5 million. As of February 3, 1996, the Company had entered into lease agreements to open 14 new Super Crown Books stores. In addition, the Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $4.0 million in fiscal 1997.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

Fiscal Year

      The fiscal year ends on the Saturday closest to January 31. The year ended February 3, 1996 includes 53 weeks and all other fiscal years presented include 52 weeks.

Cash and Equivalents

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

      Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At February 3, 1996, market value was $6,000 less than cost (adjusted for income taxes). At February 3, 1996, the Company had no investments that qualified as trading or held to maturity.

      The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method. The following table (which excludes money market funds) presents the estimated fair value of debt securities available for sale by contractual maturity at February 3, 1996:

       Due in one year or less                  $   3,270,000
       Due after one year through three years       1,218,000
       Due after three years                        1,729,000
                                                -------------
                                                $   6,217,000
                                                =============

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

      Expected maturities will differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Fair Value of Financial Instruments

      The fair values of current financial assets and liabilities are approximately the reported carrying amounts.

Merchandise Inventories

      The Company's inventories are priced at the lower of first-in, first-out cost or market.

Property and Equipment and Depreciation

      Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and equipment generally over a ten year period using the straight-line method. Computer equipment is depreciated over a five year period using the straight-line method. Computer software is charged to expense in the year of acquisition. All stores and some equipment are leased. Improvements to leased premises are amortized over a ten year period or over the term of the lease, whichever is shorter. Assets financed (primarily buildings) through asset based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $402,000 and $566,000, as of February 3, 1996 and January 28, 1995,
respectively.

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

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

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

Earnings Per Share

      Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the period. The difference between primary earnings per common share and fully diluted earnings per common share is not significant for the periods presented.

New Accounting Standards

      The Company is required to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Long Lived Assets and Long-Lived Assets to be Disposed of and SFAS No. 123, Accounting for Stock Based Compensation, no later than its fiscal year ending February 1, 1997. The Company has determined that implementation of SFAS No. 121 will not have a material impact on it's consolidated financial statements. The Company expects to disclose the fair value of options granted in a footnote to its consolidated financial statements, as permitted by SFAS No. 123.

Reclassifications

      Certain reclassifications have been made to prior year statements to conform to current year presentation.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

NOTE  2 - INCOME TAXES

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

      The provision for income taxes consists of the following:

                                              Fiscal Year
                               ---------------------------------------
                                  1996           1995          1994
                               -----------   -----------   -----------
   Current:
     Federal                   $(2,715,000)  $ 3,034,000   $ 1,507,000
     State                        (474,000)      823,000       505,000
                                ----------   -----------   -----------
                                (3,189,000)    3,857,000     2,012,000
   Deferred:
     Federal                     4,191,000    (9,775,000)   (1,951,000)
     State                         975,000    (2,033,000)     (337,000)
                               -----------   -----------   -----------
                               $ 1,977,000   $(7,951,000)  $  (276,000)
                               ===========   ===========   ===========

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

      The effective income tax rate is reconciled to the Federal statutory rate as follows:

                                              Fiscal Year
                               ---------------------------------------
                                   1996          1995          1994
                               -----------   -----------   -----------
   Federal statutory rate           34%           34%           34%
   Income taxes at Federal
     statutory rate            $ 1,932,000   $(9,293,000)  $  (165,000)
   Increase (decrease) in
     taxes resulting from:
       State income taxes,
         net of Federal
         income tax benefit        194,000      (800,000)      110,000
       Tax exempt municipal
         bond income              (191,000)     (386,000)     (237,000)
       Deferred tax valuation
          allowance                  -         2,500,000         -
       Other                        42,000        28,000        16,000
                               -----------   -----------   -----------
   Income tax provision
     (benefit)                 $ 1,977,000   $(7,951,000)  $  (276,000)
                               ===========   ===========   ===========

   Effective tax rate                 34.8%        (29.1%)      (56.8%)
                               ===========   ===========   ===========

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

      The tax effect of each type of temporary difference and carryforward that gives rise to a significant portion of deferred tax assets is as follows:



                                                   February 3,  January 28,
     Gross deferred Tax Assets:                        1996        1995
                                                   -----------  -----------
       Capitalized leases treated as
         operating leases for tax purposes         $   194,000  $   173,000
       Uniform capitalization of inventory             755,000      494,000
       Reserves for closed stores and
         restructuring                               6,031,000   11,139,000
       Straight line rent adjustments                  459,000      277,000
       Accrued legal expenses                          734,000    1,021,000
       Accelerated depreciation                      1,113,000      540,000
       Self insurance accrual                          322,000      540,000
       Litigation accruals                           6,075,000    5,732,000
       Unrealized investment losses                      4,000      284,000
       Capital loss carryforward                       192,000        -
       Expense accruals                                218,000    1,160,000
       Other                                           105,000        8,000
       Valuation allowance                          (2,500,000)  (2,500,000)
                                                   -----------  -----------
         Net deferred tax assets                   $13,702,000  $18,868,000
                                                   ===========  ===========


       Realization of the net deferred tax assets is dependent upon the reversal of taxable temporary differences during periods when the Company has taxable income or carryback of current losses against taxable income generated in the carryback period.

      The Company has generated taxable income in the existing carryback period available to carryback future deductions resulting from taxable temporary differences of approximately $15,515,000. During fiscal 1996, the Company generated a $7,276,000 tax net operating loss which will be fully utilized in the carryback period. The Company has a $494,000 capital loss carryforward that will expire in 2010. In addition, management believes that sufficient taxable income will be generated in the future, based upon the Company's historical ability to generate taxable earnings and the benefits to be derived from the closing of unprofitable stores (see Note 3), to realize the remaining net deferred tax asset. In management's opinion, the valuation allowance of $2,500,000 is necessary for the uncertainty related to the timing of the

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

reversal of certain of the taxable temporary differences. Management will continue to evaluate the need for a valuation allowance.

NOTE 3 - RESTRUCTURING AND CLOSED STORE RESERVES

Restructuring Reserves

      In fiscal years 1993 and 1994, the Company determined that a number of the smaller Crown Books stores were not competitive in the changing market environment evidenced by an industry movement to larger stores. Consequently, the Company recorded restructuring charges totaling $12,800,000 during the two years for the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Crown Books concept. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements from the estimated closing date. The activity in the restructuring reserves during the last two years follows:

                                                   1996           1995
                                               ------------   ------------
Restructuring Reserve, beginning of year       $ 10,515,000   $ 11,960,000
Less:
  Costs charged against the reserve              (1,439,000)    (1,445,000)
  Reversal of reserves                           (2,051,000)         -
                                               ------------   ------------
Restructuring Reserve, end of year             $  7,025,000   $ 10,515,000
                                               ============   ============

      In fiscal 1996, the Company reversed a portion of the restructuring reserve as a result of (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings, and (iii) management's decision not to close one store that had been scheduled for closing.

      The remaining restructuring reserve relates to 27 stores, of which 10 have been closed as of February 3, 1996, with lease obligations ranging from three to 108 months. The lease obligation allocable to related party leases is approximately $623,000. The restructuring reserve as of February 3, 1996 is expected to be utilized as follows:

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


                                    Leasehold
Fiscal             Lease           Improvements
 Year            Obligations        & Fixtures            Total
- ------           -----------       ------------        -----------
1997             $   760,000       $     76,000        $   836,000
1998               1,425,000            704,000          2,129,000
1999               1,246,000              -              1,246,000
2000                 891,000              -                891,000
2001                 629,000              -                629,000
2002-2005          1,294,000              -              1,294,000
                 -----------       ------------        -----------
Total            $ 6,245,000       $    780,000        $ 7,025,000
                 ===========       ============        ===========

      Since the recorded restructuring reserve represents an estimate based upon anticipated closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated to store closing in the future may be different from the reserve.

Store Closing Reserve

      The Company continually evaluates its store operations and the need to close stores that do not perform satisfactorily. The Company recognizes store closing costs when management determines to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements from the estimated closing date. The activity in the closed store reserves during the last two years is as follows:

                                                1996            1995
                                            ------------   -------------
Closed Store Reserve,
  Beginning of year                         $ 20,241,000   $   1,000,000
Add:  Closed store
      charges recorded                             -          19,768,000
Less: Charges against
      the reserve                             (2,648,000)       (527,000)
      Reversal of reserves                    (6,743,000)          -
                                            ------------   -------------
Closed Store Reserve,
  end of year                               $ 10,850,000   $  20,241,000
                                            ============   =============

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

      In fiscal 1996, the Company reversed a portion of the closed store reserve as a result of (i) stores that were closed under negotiated lease settlements that were more favorable than expected, (ii) the postponement of certain store closings, and (iii) management's decision not to close one store that had been scheduled for closing.

      The remaining closed store reserve relates to 112 stores, of which 31 have been closed as of February 3, 1996, with lease obligations ranging from one to 92 months. The lease obligation allocable to related party leases is approximately $1,674,000. The closed store reserve as of February 3, 1996 is expected to be utilized as follows:

                                 Leasehold
Fiscal           Lease          Improvements
 Year         Obligations        & Fixtures           Total
- ------        -----------       ------------       -----------
1997          $ 2,111,000       $    779,000       $ 2,890,000
1998            2,118,000            665,000         2,783,000
1999            2,235,000            463,000         2,698,000
2000              835,000              -               835,000
2001              710,000              -               710,000
2002-2005         934,000              -               934,000
              -----------       ------------       -----------
Total         $ 8,943,000       $  1,907,000       $10,850,000
              ===========       ============       ===========

      Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time the store is closed, the actual amount of costs associated to store closing is subject to change in the future and may be different from the reserve. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future.

NOTE 4 - TRANSACTIONS WITH AFFILIATES

      Dart Group Corporation ("Dart") owns 51.4% of the Crown Books outstanding common stock. Dart provides certain services relating to management, general and administrative functions and charges the Company using methods and bases described herein.

      Some of the Company's general and administrative functions are obtained directly from Dart. The Company has been charged an amount which, in

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

management's opinion, is equal to costs incurred by Dart to provide these
functions.   It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

      In addition to the intercompany charges for general and administrative services, Dart charges the Company, on a monthly basis, for actual expenses which relate directly to the Company's operations. Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services or were for matters related to all of the affiliated companies and were allocated on a judgmental basis by management. Amounts receivable from or payable to affiliate relate to transactions made on behalf of the Company by Dart or on behalf of Dart by the Company.

      In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs.

      The following table summarizes the intercompany transactions:

                                              Fiscal Years
                               ---------------------------------------
                                   1996          1995          1994
                               -----------   -----------   -----------
   Due To Affiliate,
     Beginning of Year         $    92,000   $    46,000   $    14,000
                               -----------   -----------   -----------
   Direct Expense Charges -
     Rentals (Note 6)              275,000       261,000       314,000
     Salaries                    1,669,000       758,000       761,000
     Legal, rentals and other    5,110,000     2,864,000       903,000
                               -----------   -----------   -----------
                                 7,054,000     3,883,000     1,978,000
                               -----------   -----------   -----------

   Payments                     (6,721,000)   (3,837,000)   (1,946,000)
                               -----------   -----------   -----------

   Due To Affiliate,
     End of Year               $   425,000   $    92,000   $    46,000
                               ===========   ===========   ===========

      All transactions with Dart included above are made under current payment terms that, in management's opinion, are comparable to those with unrelated parties and are free of interest. The average balances of amounts due to affiliate were $553,000, $380,000, and $162,000 for fiscal 1996, 1995 and 1994, respectively.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

NOTE 5 - SETTLEMENT WITH RONALD S. HAFT

      On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH
Settlement").   The RSH Settlement transactions are subject to legal challenge.
See Note 8. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees (the "Voting Trustees") under a Voting Trust Agreement, by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 29, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

      As part of the RSH Settlement, Ronald S. Haft consented to the termination of all of his outstanding stock options to purchase up to 10,000 shares of Crown Books common stock.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

NOTE 6 - COMMITMENTS

Lease Commitments

      The Company leases stores, warehouses, leasehold improvements, fixtures and equipment. Renewal options are available on the majority of leases. In some instances, store leases require the payment of contingent rentals and license fees based on sales in excess of specified minimums. Certain properties are subleased with various expiration dates.

      Following is a schedule by fiscal year of future minimum payments under capital leases and noncancelable operating leases for warehouses and stores (excluding sublease income) which have initial or remaining terms in excess of one year at February 3, 1996. The imputed interest rate on capital leases is 20.5% in the aggregate.

                                          -- in thousands --
                               --------------------------------------
   Fiscal                           Capital Leases          Operating
   Year                        (see Related Party Leases)    Leases
   -----                       --------------------------  ----------
   1997                               $     288            $   22,570
   1998                                     304                20,136
   1999                                     334                15,915
   2000                                     334                11,282
   2001                                     334                 9,982
   2002-2017                              6,562                24,158
                                      ---------           -----------
   Total                                  8,156           $   104,043
                                                          ===========
   Less: Imputed interest                 6,520
                                      ---------
   Present value of net
     minimum lease payments               1,636
   Less: Current maturities                -
                                      ---------
   Long-term capital lease
     obligations                      $   1,636
                                      =========


      The above table includes $2,580,000 for store operating leases where the store has been closed and the lease obligation has been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rental of $880,000 receivable in the future under six leases.

Rent expense for operating leases are as follows:

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

                                           Fiscal Year
                            ---------------------------------------
                                1996          1995          1994
                            -----------   -----------   -----------
Minimum rentals             $20,695,000   $21,401,000   $17,015,000
Contingent rentals              143,000       174,000       168,000
                            -----------   -----------   -----------
                            $20,838,000   $21,575,000   $17,183,000
                            ===========   ===========   ===========


Related Party Leases

      Members of the Haft family beneficially own all the issued and outstanding voting stock of Dart. Under the RSH Settlement, a majority of Dart's voting stock is held in a voting trust for Ronald S. Haft as beneficial owner. Of the Company's 172 stores as of February 3, 1996, nine are leased from entities in which the Haft family members own substantially all the beneficial interests. The Company leases three of the stores in shopping centers in which Dart owns the majority of the partnership interests and
members of the Haft family hold the remaining beneficial interests.   These 12
lease and sublease agreements with Dart and the Haft family provide for various termination dates which, assuming renewal options are exercised, range from 1996 to 2029, and require the payment of future minimum rentals aggregating $44,478,000 at February 3, 1996. These agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the
lease commitments table above.   In addition, four closed stores have lease
agreements with Haft-owned entities with various termination dates from 1996 to 2001 and require future minimum rentals aggregating $1,175,000 at February 3, 1996. Annual fees and rentals included in the consolidated statements of income for leases and subleases involving the Haft family were $2,406,000, $2,296,000, and $1,780,000 for 1996, 1995 and 1994, respectively.

      The Company subleases from Dart 28,000 square feet of a warehouse and office facility located in Landover, Maryland which it shares with Trak Auto
Corporation ("Trak Auto"), an affiliate of Dart.   The  sublease, which
commenced in 1985, is for 30 years and six months, and provides for rental payments increasing approximately 15% every five years over the term of the sublease. The annual rental is $288,000. The sublease agreement also requires payment for maintenance, utilities, insurance and taxes allocable to the space subleased. This sublease is classified as a capital lease and is the only capital lease under the caption, Capital Lease - Building, on the lease commitment table above. Dart originally leased the entire 271,000 square foot

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

warehouse and office facility from a private partnership in which Haft family members owned all of the partnership interests. The Company's sublease is on the same terms as Dart's lease.

      As part of the RSH Settlement, Ronald S. Haft agreed to transfer the real estate and the partnership interests controlled by him in the warehouse and
office facility to Dart (or its subsidiaries) and to reduce the rent.   These
transfers and rent reductions are subject to contingencies, including bankruptcy court approval, mortgagee approval, challenges brought by Herbert H. Haft concerning the extent of Ronald S. Haft's ownership interest in the property, and claims asserted by Robert M. Haft and Linda G. Haft regarding the extent to which Ronald S. Haft controls the aforementioned partnerships.

      The Executive Committees of Dart, Crown Books and Trak Auto have undertaken a legal review of certain leasing arrangements and real estate related transactions between Dart, the Company or Trak Auto, on the one hand, and Haft-owned entities, on the other hand. The Executive Committees have not yet determined what actions may be taken as a result of this legal review.

Employment Arrangements

      The Company has entered into employment agreements with the President and Chief Executive Officer (the "CEO") of the Company and other key executives. The CEO's agreement is for a two-year term through the Company's 1998 fiscal year and the agreements with the other executive officers are for one-year terms. The agreements are automatically extended two years and one year, respectively, unless the individual is terminated with cause. The agreements provide for compensation increases following review and performance appraisal by the Board of Directors.

NOTE 7 - BOARD OF DIRECTORS

      On January 4, 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of the Company, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against the Company. See Note 8 for a discussion of the derivative lawsuits.

      On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of dispute between the Chairman of the Board and Chief Executive Officer of Dart, Herbert
H. Haft, and

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

the then President and Chief Operating Officer of Dart, Ronald S. Haft.
Because Herbert H. Haft is and Ronald S. Haft was an executive officer and director of Crown Books, on October 11, 1994, the Board of Directors of Crown Books established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart and Crown Books have been extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Crown Books, in particular matters relating to litigation to which Dart or Crown Books is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

         In connection with the RSH Settlement, Ronald S. Haft resigned his positions as a director and officer of Dart and each of its subsidiaries. The Standstill Order contemplates that Ronald S. Haft will continue as a director of Dart while the Standstill Order is in effect. (Herbert H. Haft contends that Ronald S. Haft is no longer a director.)

         Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established on January 4, 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. Compensation paid by Dart and its subsidiaries, including the Company, to members of the respective Executive Committees for their services on those committees totaled $1,263,000 and $666,000 in fiscal 1996 and 1995, respectively ($421,000 and $166,000 paid by the Company in fiscal 1996 and 1995, respectively). The compensation paid by Dart and its subsidiaries, including the Company, to members of the Special Litigation Committee for their service on that committee in fiscal 1995 totaled $269,000 ($121,000 paid by the Company), exclusive of expense reimbursement. There were no fees paid to the Special Litigation Committee in fiscal 1996.

NOTE 8 - LITIGATION

Robert M. Haft Employment Litigation

         In August 1993, Robert M. Haft, a former president of Crown Books and Dart, filed a lawsuit in the United States District Court for the District of Delaware, Robert M. Haft v. Dart Group Corporation, et al. (D. Del. Civ. A. No. 93-384), naming as defendants Dart and two of its subsidiaries, Crown Books and

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

Trak Auto. The complaint, as amended, alleged breach of contract regarding various employment, stock option, stock incentive and loan agreements and sought declaratory judgment regarding a stock incentive agreement and a possible right by Robert M. Haft to acquire an interest in Total Beverage, all in connection with the termination of Robert M. Haft's employment in June 1993. The complaint, as amended, sought unspecified damages, costs and attorneys' fees.

         On September 20, 1994, a jury found that Dart had breached its employment contract with Robert M. Haft and awarded him damages against Dart (equivalent to the compensation projected to be due over a ten-year period) in the amount of $18,856,964. The jury also found that Crown Books had breached an employment agreement with Robert Haft and awarded him damages (equivalent to the compensation projected to be due over a ten-year period) against Crown Books in the amount of $12,800,910.

         The jury also found that Robert M. Haft did not voluntarily terminate his employment within the meaning of his Incentive Stock Agreement ("ISA") with Crown Books. Under the terms of the ISA, a voluntary termination by Robert M. Haft of his employment would have allowed Crown Books to repurchase all or a portion of 100,000 shares of stock issued to Robert Haft by Crown Books pursuant to the ISA, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. The jury's finding would preclude Crown Books from making such a repurchase.

         Robert M. Haft asked the judge presiding over the case to award him additional damages in the amount of approximately $2.4 million based on the failure of Crown Books to deliver 100,000 shares of unrestricted common stock of Crown Books, which he would have a right to receive under the ISA in the event of his termination without cause by Crown Books, when he demanded them in August 1993. Robert M. Haft also requested a declaratory judgment on his claim against Dart, Crown Books and Trak Auto arising from certain stock options granted to him by those corporations and his claim that he has a purchase option for an interest in Total Beverage Corporation ("Total Beverage"), a wholly-owned subsidiary of Dart.

         On February 22, 1995, the federal district court in Robert M. Haft's employment litigation made the following rulings against Dart, Crown Books and Trak Auto:

(a) The court found that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, based on the failure of Crown Books to

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

         deliver 100,000 shares of unrestricted Crown Books Common Stock when he demanded them in August of 1993;

(b) The court found that Robert M. Haft was entitled to exercise certain employee stock options under the 1981 and 1992 Stock Option Plans of Dart, the Crown Books Stock Option Plan adopted March 12, 1987, and the Trak Auto Corporation Stock Option Plan adopted March 24, 1987.
         As to options that had expired during the pendency of the case, the court extended the time for exercise for a period equal to the period from June 30, 1993 to the expiration date. As to options that had not yet expired, the court extended the exercise date for a period equal to the period from June 30, 1993 until final judgment was entered. (Under the relevant plans, Robert M. Haft would be entitled to exercise options for 50,000 of Class A Common Stock of Dart having exercise prices of $71.50 - $104.50 per share, 80,000 shares of Crown Books Common Stock having exercise prices of $21.45 - $23.93 per share and 40,000 shares of Trak Auto Common Stock having exercise prices of $6.60 - $13.75 per share.); and

(c) The court found that Robert M. Haft has the right to purchase for $149,400 ten percent of Dart's interest in the entity that acquired the assets of Total Beverage's Chantilly, Virginia store.

         The court entered final judgment on all claims in this lawsuit on March 23, 1995. On April 6, 1995, Dart and Crown Books filed with the court a motion for a new trial and/or reduction of damages challenging the court's breach of contract findings, damages awards and certain evidentiary rulings. In October 1995, the court denied such motion. On October 16, 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit.

         The Company has reserved approximately $14.2 million (including accrued interest of $1.4 million) for these judgments.

Derivative Litigation

         In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

Dart, Trak Auto, Crown Books, Shoppers Food, Total Beverage and Cabot-Morgan Real Estate Company.

         The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Dart Class B Common Stock by Herbert
H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

         On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the court, would (i) dismiss claims against Douglas M. Bregman and Bonita A. Wilson and (ii) realign Dart as a party plaintiff to the amended complaint. The court has not yet acted upon this Stipulation.

         In November 1993, Robert M. Haft filed another lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

         In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. (Since the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. This motion is still pending before the court.

         In connection with the RSH Settlement, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and Combined Properties, Inc. will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

         In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit is brought derivatively and names Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with the management of Crown Books. The amended complaint also alleges legal malpractice against a lawyer advising Dart at that time. Plaintiff seeks unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle have been dismissed without prejudice from this lawsuit. The amended complaint does not name as a defendant H. Ridgely Bullock, who died subsequent to the filing of the original complaint. Crown Books and other defendants have filed a motion to dismiss this lawsuit.

         Given that these derivative lawsuits are brought in the name of Dart and its subsidiaries, recovery in them would inure to the benefit of Dart and its subsidiaries if the claims are successfully litigated or settled. Therefore, in the opinion of management, resolution of these actions will not have a material adverse effect on the consolidated financial condition or results or operations of the Company.

Herbert H. Haft Proxy Litigation

         In connection with Herbert H. Haft's sale of 172,730 shares of Dart Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement"), Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

"Proxy") to vote these shares of stock "to the same extent and with the same effect as Ronald S. Haft might or could do under any applicable laws or regulations governing the rights and powers of shareholders of Dart," until Herbert H. Haft's death or incapacitation. On June 30, 1995, Ronald S. Haft sent a letter to Herbert H. Haft purportedly revoking this proxy.

         On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment remains pending.

         As part of the RSH Settlement, on October 6, 1995, Dart purchased from Ronald S. Haft the 172,730 shares of Dart Class B Common Stock that were subject to the Proxy.

Section 225 Action by Robert, Gloria and Linda Haft

         On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry
G. Schafran, et al., Del. Ch., Civ. A. No. 14620 (the "Section 225 Action"), in the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and
(ii) the shares of Dart Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

         Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

         On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert
H. Haft v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Dart Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power;
(iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

         Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit. Herbert H. Haft disagrees with Dart's position.

Standstill Order

         In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order (the "Standstill Order"), which restricts certain actions by Dart. Without further order of the court, Dart may not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries;
(iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition,

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart may not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

Other

         In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material effect upon the consolidated financial condition and results of operations of the Company.

         The Company recorded expenses of approximately $1,100,000 and $3,400,000 and $1,900,000 during the fiscal years 1996, 1995 and 1994, respectively, for legal expenses incurred directly or allocated by Dart during these years. These amounts include estimated accrued expenses of approximately $1.8 million that likely will be necessary to resolve all litigation discussed above in which the Company is a party.

NOTE 9 - INCENTIVE STOCK AGREEMENT

         In fiscal 1990, the Company entered into an incentive stock agreement (the "ISA") with Robert M. Haft, the former president of the Company. Under the terms of the ISA, the Company issued 100,000 shares of Common Stock to Robert M. Haft, subject to certain transfer restrictions, in return for a non-interest bearing promissory note, discounted at an effective rate of 11%, for $203,750, due January 2, 2004. Pursuant to the ISA, a voluntary termination by Robert M. Haft of his employment would allow the Company to repurchase all or a portion of the 100,000 shares of Common Stock; also, if the Company terminated Robert M. Haft without cause, the ISA would require the Company to issue 100,000 shares of unrestricted common stock to him.

         The Company recognized deferred compensation to Robert M. Haft under the ISA with a combination of amortization of the discount on the note ($11,000 annually) and straight-line recognition of the difference between the market price of Crown Books common stock on the date of grant and the purchase price for the shares subject to the ISA ($194,000 annually).

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

         When Robert M. Haft's employment with the Company terminated in June 1993, the Company maintained that he had voluntarily terminated his employment, and therefore the Company had a right to repurchase these shares. In August 1993, Robert M. Haft filed a lawsuit against Dart, the Company and Trak Auto that, among other claims, contested the right of the Company to repurchase the shares, and alleged that the Company had terminated Robert M. Haft without cause. The jury and the court in this litigation found in favor of Robert M. Haft on these claims. On March 23, 1995, the court entered final judgement that Robert M. Haft was entitled to damages in the amount of $2,146,250, plus interest, for Robert M. Haft's claims with respect to the ISA. The Company has filed a notice of appeal on this judgment. See Note 8 for further discussion of this litigation.

         As a result of this litigation, however, the Company took a charge against earnings for the remaining unamortized deferred compensation totaling $1,424,000 (before income taxes) associated with the ISA in the year ending January 28, 1995.

NOTE 10 - EMPLOYEES' PROFIT SHARING AND RETIREMENT PLANS

         The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year's continuous employment. Annual contributions to the plan are based on a discretionary percentage of the Company's consolidated net income as defined in the plan, as determined by the Board of Directors. Contributions are allocated to individual employees based on each employee's salary in relation to the total salaries of all eligible employees. The Company's contribution was $240,000 and $95,000 for fiscal 1995 and 1994, respectively. The Company will not make a contribution for fiscal 1996.

         In June 1995, the Company established a 401(k) retirement plan for all employees projected to work 1,000 hours and 90 days continuous employment. The Company is obligated to contribute an amount equal to 25% of the employees' deferrals up to 6%. The Company's contribution was approximately $90,000 for the year ended February 3, 1996.

NOTE 11 - STOCK OPTION PLANS

Crown Books Corporation 1993 Stock Option Plan

         The Crown Books Corporation 1993 Stock Option Plan (the "1993 Option Plan") was approved by the stockholders at the June 1993 annual meeting. The 1993

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

Option Plan is for officers, directors and key employees. The total number of shares that may be issued under the 1993 Option Plan is 1,250,000. The 1993 Option Plan will terminate June 30, 2003. Based on options outstanding at February 3, 1996 the maximum shares issuable under options exercisable over the next five years are: 114,943 in 1997, 154,766 in 1998, 183,570 in 1999, 136,970
in 2000 and 93,910 in 2001.

Information concerning the 1993 Option Plan:

                                       Number of            Option Price
                                        Options              per Share
                                       ---------            ------------
Outstanding at January 29, 1994           87,820            $      23.00
  Granted                                 10,000                   17.00
  Exercised                                 -                        -
  Expired                                (18,690)                  23.00
                                       ---------            ------------
Outstanding at January 28, 1995           79,130             17.00-23.00
  Granted                                148,540             11.00-17.00
  Exercised                                 -                        -
  Expired                                (44,100)            11.00-23.00
                                       ---------            ------------
Outstanding at February 3, 1996          183,570            $11.00-23.00
                                       =========            ============

Options to purchase 61,254 shares were exercisable at February 3, 1996 and 1,066,430 options remained available for grant. The grant of employee stock options by the Board of Directors (pending court approval) in December 1994 was approved by the Delaware Court of Chancery in April 1995.

Crown Books Corporation Stock Option Plan

         The Crown Books Corporation Stock Option Plan (the "Option Plan") provided for option grants to officers, directors and key employees of the Company and its parent and subsidiaries. Based on the options outstanding, as of February 3, 1996, the maximum shares issuable under options exercisable over the next four years are: 117,531 in 1997, 79,212 in 1998, 40,000 in 1999 and
20,000 in 2000.  No new options could be granted after January 1, 1993.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994

Information concerning the Option Plan:

                                       Number of             Option Price
                                        Options               per Share
                                       ---------            --------------
Outstanding at January 29, 1994          262,229            $19.50 - 23.93
   Exercised                               -                       -
   Expired                              (117,482)            19.50 - 23.93
                                       ---------            --------------
Outstanding at January 28, 1995          144,747             19.50 - 23.93
   Exercised                               -                       -
   Expired                               (27,216)            19.50 - 21.45
                                       ---------            --------------
Outstanding at February 3, 1996          117,531            $20.00 - 23.93
                                       =========            ==============

Options to purchase 117,531 shares were exercisable at February 3, 1996.

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

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended February 3, 1996, January 28, 1995

                              And January 29, 1994


NOTE 12 - INTERIM FINANCIAL DATA - (UNAUDITED)

         Selected interim financial data for the years ended February 3, 1996 and January 28, 1995 are as follows:

                        -- In Thousands, Except Per Share Data --
THREE MONTHS ENDED:    FEBRUARY    OCTOBER      JULY       APRIL
                       3, 1996     28, 1995    29, 1995    29, 1995
                      ---------   ---------   ---------   ---------
NET SALES             $  98,314   $  60,250   $  63,873   $  61,038
GROSS PROFIT (1)         20,786       9,816       9,990      11,046
NET INCOME (3)            4,508        (670)        250        (384)
NET INCOME (LOSS) PER
  SHARE  (2)          $     .84   $    (.12)  $     .05   $    (.07)

THREE MONTHS ENDED:    JANUARY     OCTOBER      JULY       APRIL
                       28, 1995    29, 1994    30, 1994    30, 1994
                      ---------   ---------   ---------   ---------
NET SALES             $  99,411   $  68,374   $  72,179   $  65,642
GROSS PROFIT (1)         22,324      11,241      12,318      11,711
NET INCOME (4)            4,604     (25,008)        609         415
NET INCOME (LOSS) PER
  SHARE  (2)          $     .85   $   (4.64)  $     .11   $     .08


(1) After deduction of cost of sales, store occupancy and warehousing expenses.
(2) The sum of these amounts may not equal the annual amount because of the changes in the average number of shares outstanding during the year.
(3) Including reversals of previously provided closed store reserves in the 2nd, 3rd and 4th quarters.
(4) After deduction for 3rd quarter closed store reserve, Robert M. Haft employment litigation accrual and accrual for related legal fees.

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




Item 12.  Security Ownership of Certain Beneficial Owners and
          Management




Item 13.  Certain Relationships and Related Transactions

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

   (A)

       1.                 Financial Statements

                          See Item 8.

       2.                 Schedules (Consolidated)

                          All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

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

       10.16 Lease agreement dated January 5, 1990 between Combined Properties Limited Partnership and Crown Books Corporation re: Manaport Plaza Shopping Center (incorporated by reference to Exhibit 10(jjjjj) to Crown Books' 1990 Form 10-K). (804)

       10.17 Lease agreement dated October 31, 1990 between CP Acquisitions Limited Partnership (a Haft controlled entity) and Crown Books Corporation re: McLean Shopping Center (incorporated by reference to Exhibit 10(kkkkk) to Crown Books' 1991 Form 10-K).

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

       10.27 Crown Books Corporation 1993 Stock Option Plan (incorporated by reference to Crown Books' registration statement on Form S-8 Reg. No. 33-78378).

       10.28 Employment Agreement dated January 25, 1995 between Crown Books Corporation and E. Steve Stevens (incorporated by reference to Exhibit 10.28 to Crown Books' 1995 Form 10-K).

       10.29 Standstill Agreement executed on behalf of Dart Group Corporation and Ronald S. Haft and ordered on September 14, 1994 by the Court in Ronald S. Haft v. Dart Group Corporation, Del. Ch. 13736 (filed September 12, 1994) (incorporated by reference to
                          Exhibit 99(b) to the Current Report of Crown Books Corporation on Form 8-K of September 6, 1994 and filed on September 14, 1994).

       10.30 Standstill Order entered on December 6, 1995 by the Delaware Chancery Court in Gloria G. Haft, et al. v. Larry G. Schafran, et al. (Del. Ch. Civ. A. No. 14620) and Herbert H. Haft v. Dart Group Corporation, et al. (Del. Ch. Civ. A. No. 14685) (incorporated by reference to Exhibit 99.1 to the Quarterly Report of Crown Books Corporation on Form 10-Q for the period ended October 28, 1995).

       10.31 Employment Agreement dated November 6, 1995 between Crown Books Corporation and Donald J. Pilch.

       10.32 Employment Agreement dated November 6, 1995 between Crown Books Corporation and Marc Joseph.

       11                 Statement on Computation of Per Share Net Income.

       21                 Subsidiaries of Crown Books Corporation.

       23                 Consent of Independent Public Accountants.

       27                 Schedules to the Financial Statements

       (B) Reports on Form 8-K

During the fourth quarter of fiscal year ended February 3, 1996, the Company filed one Current Report on Form 8-K.

        1. On November 1, 1995, Crown Books filed a Current Report of Form 8-K reporting under Item 1 (Change in Control of Registrant) and Item 5 (Other Events) a lawsuit filed on October 17, 1995 against Dart and its directors by Gloria G. Haft, Robert M. Haft and Linda G. Haft.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CROWN BOOKS CORPORATION


    Date:  April 30, 1996        By:   E. Steve Stevens
           --------------              -------------------------------------
                                       E. Steve Stevens
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Date: April 30, 1996                 Herbert H. Haft
          --------------                 -----------------------------------
                                         Herbert H. Haft
                                         Chairman of the Board of Directors

    Date: April 30, 1996                 E. Steve Stevens
          --------------                 ------------------------------------
                                         E. Steve Stevens
                                         President and  Chief Executive Officer

    Date: April 30, 1996                 Bonita A. Wilson
          --------------                 ------------------------------------
                                         Bonita A. Wilson
                                         Director

    Date: April 30, 1996                 Douglas M. Bregman
          --------------                 ------------------------------------
                                         Douglas M. Bregman
                                         Director

    Date: April 30, 1996                 Larry G. Schafran
          --------------                 ------------------------------------
                                         Larry G. Schafran
                                         Director

    Date: April 30, 1996                 Donald J. Pilch
          --------------                 ------------------------------------
                                         Donald J. Pilch
                                         Vice President and
                                         Chief Financial Officer

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

    Exhibit
    Number                      Exhibit
    -------                     -------
    10.31                 Employment Agreement dated November 6,
                          1995 between Crown Books Corporation
                          and Donald J. Pilch.

    10.32                 Employment Agreement dated November 6,
                          1995 between Crown Books Corporation
                          and Marc Joseph.

    11                    Statement on Computation of Per
                          Share Net Income.

    21                    Subsidiaries of Crown Books Corporation

    23                    Consent of Independent Public
                          Accountants

    27                    Financial Statement Schedules