Form 10-Q
period 1996-05-04
CROWN BOOKS CORP
filed 1996-06-14
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)
/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 4, 1996

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________

Commission file number  0-11457
                        -------

                            CROWN BOOKS CORPORATION
            ---------------------------------------------------------
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

              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

At June 13, 1996, the registrant had 5,388,973 shares of Common Stock, $.01 par value per share, outstanding.

                               Page 1 of 14 pages

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

       It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Crown Books' report on Form 10-K for the fiscal year ended February 3, 1996.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)


                                                 Thirteen Weeks Ended
                                               -------------------------
                                                 May 4,       April 29,
                                                  1996          1995
                                               -----------   -----------
Sales                                          $62,492,000   $61,038,000
Interest and other income                          430,000       779,000
                                               -----------   -----------
                                                62,922,000    61,817,000
                                               -----------   -----------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                 51,105,000    49,992,000
  Selling and administrative                    12,910,000    10,784,000
  Depreciation and amortization                  1,358,000     1,347,000
  Interest expense                                 357,000       283,000
                                               -----------   -----------
                                                65,730,000    62,406,000
                                               -----------   -----------

Loss before income taxes                        (2,808,000)     (589,000)

Income taxes (benefit)                          (1,017,000)     (205,000)
                                               -----------   -----------

Net loss                                       $(1,791,000)  $  (384,000)
                                               ===========   ===========



Weighted average common shares and
  common share equivalents outstanding           5,389,000     5,389,000
                                               ===========   ===========



Net loss per share                             $      (.33)  $      (.07)
                                               ===========   ===========



The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                               (Unaudited)     (Audited)
                                                  May 4,       February 3,
                                                   1996           1996
                                               ------------   ------------
Current Assets:
  Cash                                         $  6,957,000   $  5,691,000
  Short-term instruments                         15,553,000     25,074,000
  Marketable debt securities                      4,214,000      4,215,000
  Accounts receivable                             3,932,000      3,941,000
  Merchandise inventories                       112,596,000    102,192,000
  Prepaid income taxes                            1,759,000      1,471,000
  Deferred income tax benefit                     7,504,000      7,349,000
  Other current assets                            2,759,000        641,000
                                               ------------   ------------
    Total Current Assets                        155,274,000    150,574,000
                                               ------------   ------------


Property and Equipment, at cost:
  Furniture, fixtures and equipment              31,022,000     29,873,000
  Leasehold improvements                         16,397,000     16,561,000
  Property under capital leases                   1,187,000      1,187,000
                                               ------------   ------------
                                                 48,606,000     47,621,000
Accumulated Depreciation and
  Amortization                                   25,024,000     23,859,000
                                               ------------   ------------
                                                 23,582,000     23,762,000
                                               ------------   ------------

Deferred Income Taxes                             6,958,000      6,353,000
                                               ------------   ------------

Other Assets                                        163,000        163,000
                                               ------------   ------------

Total Assets                                   $185,977,000   $180,852,000
                                               ============   ============



The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               (Unaudited)     (Audited)
                                                  May 4,      February 3,
                                                   1996          1996
                                               ------------  ------------
Current Liabilities:
  Accounts payable, trade                      $ 46,576,000  $ 42,308,000
  Accrued expenses -
    Salary and benefits                           4,015,000     3,658,000
    Taxes other than income                       3,677,000     2,299,000
    Robert M. Haft judgement                     14,469,000    14,233,000
    Other                                        12,666,000    10,957,000
  Current portion of reserve for
    closed stores and restructuring               3,726,000     3,726,000
  Due to affiliate                                  128,000       425,000
                                               ------------  ------------
    Total Current Liabilities                    85,257,000    77,606,000
                                               ------------  ------------

Obligations Under Capital Leases                  1,648,000     1,636,000
Reserve for Closed Stores and
  Restructuring                                  13,392,000    14,149,000
                                               ------------  ------------
    Total Liabilities                           100,297,000    93,391,000
                                               ------------  ------------

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 issued                                 56,000        56,000
  Note receivable, net of discount                 (117,000)     (115,000)
  Paid-in capital                                43,809,000    43,809,000
  Unrealized investment gains (losses)                6,000        (6,000)
  Retained earnings                              45,110,000    46,901,000
  Treasury stock, 223,638 shares of
    common stock, at cost                        (3,184,000)   (3,184,000)
                                               ------------  ------------

     Total Stockholders' Equity                  85,680,000    87,461,000
                                               ------------  ------------

Total Liabilities and Stockholders' Equity     $185,977,000  $180,852,000
                                               ============  ============

The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                  Thirteen Weeks Ended
                                               --------------------------
                                                   May 4,     April 29,
                                                   1996          1995
                                               ------------   -----------
Cash Flows from Operating Activities:
  Net loss                                     $ (1,791,000) $   (384,000)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                 1,358,000     1,347,000
    Change in assets and liabilities:
      Accounts receivable                            16,000       341,000
      Merchandise inventories                   (10,404,000)    5,201,000
      Prepaid income taxes                         (288,000)     (244,000)
      Other current assets                       (2,118,000)     (159,000)
      Accounts payable, trade                     4,268,000    (1,218,000)
      Accrued expenses                            3,690,000    (5,864,000)
      Due to affiliate                             (312,000)      440,000
      Income taxes payable                            -        (5,046,000)
      Deferred income taxes                        (754,000)    1,612,000
      Reserve for closed stores                    (702,000)   (1,095,000)
                                               ------------  ------------
        Net cash used in
          operating activities                 $ (7,037,000) $ (5,069,000)
                                               ------------  ------------

Cash Flows from Investing Activities:
  Capital expenditures                         $ (1,218,000) $ (2,250,000)
  Maturities of municipal securities                  -           200,000
                                               ------------  ------------
        Net cash used in investing
          activities                           $ (1,218,000) $ (2,050,000)
                                               ------------  ------------

Cash Flows from Financing Activities:
  Principal payments under capital lease
    obligations                                $      -      $     (8,000)
                                               ------------  ------------
        Net cash used in
          financing activities                 $      -      $     (8,000)
                                               ------------  ------------

Net Decrease in Cash and Equivalents           $ (8,255,000) $ (7,127,000)
Cash and Equivalents at Beginning
  of Year                                        30,765,000    29,634,000
                                               ------------  ------------
Cash and Equivalents at End
  of Period                                    $ 22,510,000  $ 22,507,000
                                               ============  ============

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                                  (Unaudited)



Supplemental Disclosures of Cash Flow Information:
  Cash paid during the quarter for:

    Interest                                   $    106,000  $     85,000
    Income taxes                                      -         3,613,000


The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         May 4, 1996 AND April 29, 1995

                                  (Unaudited)


(1)  General:

    The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail bookstores. The unaudited statements as of May 4, 1996 and April 29, 1995 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of May 4, 1996 and April 29, 1995 and the results of operations and cash flows for the periods indicated.

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

       The results of operations for the quarter ended May 4, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

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

       The Company takes a physical count of its store and warehouse inventories annually. The Company uses a gross profit method to determine

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         May 4, 1996 AND April 29, 1995

                                  (Unaudited)

inventories for the quarters when complete physical counts are not taken. The Company did not take a physical inventory for the thirteen weeks ended May 4, 1996.

(4)  Short-term Instruments and Marketable Debt Securities:

   The Company's short-term instruments included United States Treasury Bills and money market funds. Marketable debt securities included municipal securities.

    Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At May 4, 1996, market value was $6,000 greater than cost (adjusted for income taxes). At May 4, 1996, the Company had no investments that qualified as trading or held to maturity.

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

       The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and close or relocate under-performing stores. The Company closed seven Classic Crown Books stores and one Super Crown Books store during the thirteen weeks ended May 4, 1996 and anticipates closing approximately 30 additional Classic Crown Books stores and one Super Crown Books stores during the remainder of fiscal 1997.

Liquidity and Capital Resources

    Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $8,255,000 to $22,510,000 at May 4, 1996 from $30,765,000 at February 3, 1996. The decrease was primarily due to payments for merchandise inventory, capital expenditures and loss from operations.

       Operating activities used $7,037,000 of the Company's cash resources for the thirteen weeks ended May 4, 1996, compared to $5,069,000 for the same period one year ago. The increase is due primarily to increased payments for merchandise inventory and to a loss from operations.

    The Company used $1,218,000 for investing activities during the thirteen weeks ended May 4, 1996 for capital expenditures in new Super Crown Books stores.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       In the past, the Company generally funded its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. In fiscal 1997, the Company may need other sources of
liquidity.   The Company expects to use existing cash to pay the Robert M. Haft
Judgment (see Part II Item 1 - Legal Proceedings) or settlement amount, as the case may be. The Company expects that it will either obtain third party debt financing or reduce planned store openings.

       The Company's primary capital requirements relate to new store openings, remodelings and investments in management information systems. The Company believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, the Company expects to open approximately 30 Super Crown Books stores and that capital expenditures would approximate $8.5 million. As of May 4, 1996, the Company had entered into lease agreements to open 15 new Super Crown Books stores and one amendment for additional space in an existing store. In addition, the Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $4.0 million in fiscal 1997.


Results of Operations

    During the thirteen weeks ended May 4, 1996, the Company opened three Super Crown Books stores and closed seven classic Crown Books stores and one Super Crown Books store. At May 4, 1996, the Company had 167 stores, including 86 Super Crown Books stores.

    Sales of $62,492,000 for the thirteen weeks ended May 4, 1996 increased by $1,454,000 or 2.4% compared to the thirteen weeks ended April 29, 1995. Comparable sales (sales for stores open for thirteen months) increased 0.8% during the thirteen weeks. Sales for Super Crown Books stores represented 73.4% and 62.0% of total sales for the thirteen weeks ended May 4, 1996 and April 29, 1995, respectively. Super Crown Books stores sales of $45,884,000 increased 22.3% over the prior year and sales for all comparable Super Crown Books stores increased 1.5%. Comparable sales for the new superstore prototype increased 15%. The Company's superstores consist of the original superstores of 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

    Interest and other income decreased by $349,000 during the thirteen weeks ended May 4, 1996 when compared to the same period one year ago. The decrease was primarily due to reduced interest income as a result of decreased funds available for short-term investment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Cost of sales, store occupancy and warehousing as a percentage of sales were 81.8% for the thirteen weeks ended May 4, 1996 compared to 81.9% for the same period one year ago. The decrease was primarily due to increased store margins and was partially offset by increased store occupancy costs.

       Selling and administrative expenses as a percentage of sales were 20.7% for the thirteen weeks ended May 4, 1996 compared to 17.7% for the same period one year ago. The increase was due primarily to increased payroll costs.

       Depreciation expense increased $11,000 for the thirteen weeks ended May 4, 1996 compared to the same period one year ago.

       Interest expense was $357,000 during the thirteen weeks ended May 4, 1996 primarily due to interest accrued for the Robert M. Haft judgment.

       The Company has recorded a tax benefit on the net operating loss for the thirteen weeks ended May 4, 1996 of $1,017,000.

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Long-Lived Assets and Long-Lived Assets to be Disposed of. Adoption of the standard has not had a material impact on the Company's consolidated financial statements.

       The Company has adopted SFAS No. 123, Accounting for Stock Based Compensation. The Company expects to disclose the fair value of options granted in a footnote to its annual consolidated financial statements.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

       Material legal proceedings pending against Crown Books are described in its Annual Report on Form 10-K for the year ended February 3, 1996 (the "Annual Report") and, with respect to material developments in such earlier reported legal proceedings, see below.

Robert M. Haft Employment Litigation

       As reported in the Annual Report, in October 1995, Dart, Crown Books and Trak Auto filed a notice with respect to a final judgment that the U.S. District Court for the District of Delaware had entered in a lawsuit brought by Robert M. Haft for breach of employment contract. Among other things, the district court had awarded Robert M. Haft damages against Dart and Crown Books in the amount of $18,856,964 and $12,800,910, respectively.

       On May 30, 1996, the U.S. Court of Appeals for the Third Circuit affirmed the judgment of the district court.

Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits

               Exhibit
               Number         Document
               ------         --------

               27             Financial Data Schedule



       (b)     Reports on Form 8-K

               None

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CROWN BOOKS CORPORATION



Date     June 14, 1996            By         E. STEVE STEVENS
      ----------------------          ----------------------------
                                             E. STEVE STEVENS
                                           President and Chief
                                              Executive Officer


Date     June 14, 1996                        DONALD J. PILCH
      ----------------------          ----------------------------
                                              DONALD J. PILCH
                                        Vice President and Chief
                                            Financial Officer