Form 10-Q
period 1996-08-03
CROWN BOOKS CORP
filed 1996-09-16
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 3, 1996
                                               --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                        ----------
    ----------

Commission file number  0-11457
                        -------

                            CROWN BOOKS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                             52-1227415
   ---------------------------------------------   ------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              -------    -------

At September 13, 1996, the registrant had 5,288,973 shares of Common Stock, $.01 par value per share, outstanding.



                               Page 1 of 16 pages

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

    It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Crown Books' annual report on Form 10-K for the fiscal year ended February 3, 1996.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (Unaudited)


                                     Thirteen Weeks      Twenty-six Weeks
                                         Ended                 Ended
                                    ------------------   -----------------
                                    August 3, July 29,   August 3, July 29,
                                      1996      1995       1996      1995
                                    --------  --------   --------  -------
Sales                               $ 66,533  $ 63,873   $129,025  $124,911
Interest and other income                415       648        845     1,427
                                    --------  --------   -------- ---------
                                      66,948    64,521    129,870   126,338
                                    --------  --------   --------  --------

Expenses:
  Cost of sales, store occupancy
    and warehousing                   54,641    53,884    105,746   103,876
  Selling and administrative          13,181    12,209     26,091    22,993
  Depreciation and amortization        1,485     1,420      2,843     2,767
  Interest expense                       334       302        691       585
  Closed store reversal                 -       (3,108)      -       (3,108)
  Restructuring reversal                -         (566)      -         (566)
                                    --------  --------   --------  --------
                                      69,641    64,141    135,371   126,547
                                    --------  --------   --------  --------

Income (loss) before income taxes     (2,693)      380     (5,501)     (209)
Income taxes (benefit)                (1,157)      130     (2,174)      (75)
                                    --------  --------   --------  --------

Net (loss) income                   $ (1,536) $    250   $ (3,327) $   (134)
                                    ========  ========   ========  ========

Weighted average common shares
  and common share equivalents
  outstanding                          5,402     5,389      5,389     5,389
                                    ========  ========   ========  ========


Net income (loss) per share         $   (.28) $    .05   $   (.62) $   (.02)
                                    ========  ========   ========  ========

The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)




ASSETS                                              (Unaudited)
                                                     August 3,   February 3,
                                                        1996        1996
                                                      --------    --------
Current Assets:
  Cash                                                $  5,617    $  5,691
  Short-term instruments                                20,852      25,074
  Marketable debt securities                             3,515       4,215
  Accounts receivable                                    3,901       3,941
  Income taxes refundable                                3,050        -
  Merchandise inventories                              111,270     102,192
  Prepaid income taxes                                     158       1,471
  Deferred income tax benefit                            7,225       7,349
  Other current assets                                   2,474         641
                                                      --------    --------
     Total Current Assets                              158,062     150,574
                                                      --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                     32,899      29,873
  Leasehold improvements                                15,959      16,561
  Property under capital leases                          1,187       1,187
                                                      --------    --------
                                                        50,045      47,621
Accumulated Depreciation and Amortization               26,166      23,859
                                                      --------    --------
                                                        23,879      23,762
                                                      --------    --------

Deferred Income Tax Benefit                              6,932       6,353
                                                      --------    --------

Other Assets                                               163         163
                                                      --------    --------

Total Assets                                          $189,036    $180,852
                                                      ========    ========



The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)




LIABILITIES AND STOCKHOLDERS' EQUITY               (Unaudited)
                                                     August 3,   February 3,
                                                        1996        1996
                                                      --------    --------
Current Liabilities:
  Accounts payable, trade                             $ 54,804    $ 42,308
  Accrued expenses -
    Salary and benefits                                  2,847       3,658
    Taxes other than income                              2,491       2,299
    Robert M. Haft judgment                             14,701      14,233
    Other                                               12,050      10,957
  Current portion of reserve for closed
    stores and restructuring                             3,726       3,726
  Due to affiliate                                        -            425
                                                      --------    --------
    Total Current Liabilities                           90,619      77,606
                                                      --------    --------

Obligations Under Capital Leases                         1,660       1,636
                                                      --------    --------
Reserve for Closed Stores
  and Restructuring                                     12,605      14,149
                                                      --------    --------
    Total Liabilities                                  104 884      93,391
                                                      --------    --------

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 shares issued                                 56          56
  Note receivable, net of discount                        (120)       (115)
  Paid-in capital                                       43,809      43,809
  Unrealized gain (loss) on short-term investments          17          (6)
  Retained earnings                                     43,574      46,901
  Treasury stock, 223,638 shares of
    common stock, at cost                               (3,184)     (3,184)
                                                      --------    --------

    Total Stockholders' Equity                          84,152      87,461
                                                      --------    --------

Total Liabilities and Stockholders' Equity            $189,036    $180,852
                                                      ========    ========

The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                          Twenty-six
                                                          Weeks Ended
                                                      -------------------
                                                      August 3,   July 29,
                                                        1996        1995
                                                      --------    --------
Cash Flows from Operating Activities:
  Net loss                                            $ (3,327)   $   (134)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                        2,843       2,767
    Provision for (reversal of) closed stores
      and restructuring charges                           -         (3,676)
  Change in assets and liabilities:
    Accounts receivable                                    108       2,150
    Merchandise inventories                             (9,078)     15,538
    Prepaid income taxes                                (1,737)       (852)
    Other current assets                                (1,833)       (576)
    Accounts payable, trade                             12,496     (14,558)
    Accrued expenses                                       961      (3,922)
    Due to affiliate                                      (483)        542
    Income taxes payable                                  -         (5,046)
    Deferred income taxes                                 (447)      2,199
    Reserve for closed stores                           (1,362)     (2,042)
                                                      --------    --------
      Net cash used in operating
        activities                                    $ (1,859)   $ (7,610)
                                                      --------    --------


Cash Flows from Investing Activities:
  Capital expenditures                                $ (3,103)   $ (4,794)
  Disposition of United States Treasury
    Notes                                                 -         10,258
  Sale of United States Agency Note                       -            150
  Maturities of municipal securities                       250         450
  Sale of municipal securities                             416         204
                                                      --------    --------
    Net cash provided by (used in)
      investing activities                            $ (2,437)   $  6,268
                                                      --------    --------

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                             (dollars in thousands)
                                  (Unaudited)

                                                          Twenty-six
                                                          Weeks Ended
                                                      -------------------
                                                      August 3,   July 29,
                                                        1996        1995
                                                      --------    --------
Cash Flows from Financing Activities:
  Principal payments under capital lease
    obligations                                       $   -       $    (16)
                                                      --------    --------
    Net cash used in financing activities             $   -       $    (16)
                                                      --------    --------

Net Decrease in Cash and Equivalents                  $ (4,296)   $ (1,358)
Cash and Equivalents at Beginning of Year               30,765      29,634
                                                      --------    --------
Cash and Equivalents at End of Period                 $ 26,469    $ 28,276
                                                      ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                          $    209    $    166
    Income taxes                                          -          3,748

 The accompanying notes are an integral part of these statements.

                  CROWN BOOKS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 3, 1996 AND JULY 29, 1995

                                 (Unaudited)

(1)  General:

      The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail bookstores. The unaudited statements as of August 3, 1996 and July 29, 1995 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of August 3, 1996 and July 29, 1995 and the results of operations and cash flows for the periods indicated.

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

      The results of operations for the quarter ended August 3, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

      Certain reclassifications have been made to prior year income statements to conform to current presentations.

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

                  CROWN BOOKS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 3, 1996 AND JULY 29, 1995

                                 (Unaudited)



      The Company takes a physical count of its store and warehouse inventories annually. The Company uses a gross profit method to determine inventories for the quarters when complete physical counts are not taken. The Company took a physical inventory at approximately 20 stores during the twenty-six weeks ended August 3, 1996.

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

      Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At August 3, 1996, market value was $17,000 greater than cost (adjusted for income taxes). At August 3, 1996, the Company had no investments that qualified as trading or held to maturity.

      The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

(5) Robert M. Haft Payment:

      Subsequent to August 3, 1996, the Company paid approximately $16,895,000 (including interest) to Robert M. Haft for satisfaction of a judgment awarded to him in March 1995 (the "RMH Judgment"). The Company accrued approximately $13,342,000 of the RMH Judgment in fiscal 1995 and accrued interest monthly at rates set forth in the RMH Judgment. Approximately $2,146,000 (plus interest) of the RMH Judgment was paid to Robert M. Haft for 100,000 shares of common stock of Crown Books owned by Mr. Haft. Crown Books will record these shares

                  CROWN BOOKS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      AUGUST 3, 1996 AND JULY 29, 1995

                                 (Unaudited)


as treasury shares.

(6)   Credit Agreements:

      On September 12, 1996, the Company entered into a $50 million revolving credit facility with a finance company and borrowed approximately $6.0 million
under the credit facility.    The Company intends to use proceeds from
draw-downs under the credit facility for working capital and other corporate purposes. Loans under the credit facility bear interest at a rate equal to the prime rate (as defined in the credit agreement) or, at the option of the Company, at LIBOR plus 2.25%. Borrowings under the credit facility are secured by the inventory, accounts receivable and proceeds from the sale of such assets of the Company. The credit facility contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness. There are additional covenants related to tangible net worth if the Company's borrowing exceeds $25 million under the facility. In addition, loans under the credit facility are subject to limitations based upon inventory levels as defined in the agreement. The Company may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or any time thereafter upon 60-days prior written notice to the Company.

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

         The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and close or relocate under-performing stores. The Company closed 16 Classic Crown Books stores and one Super Crown Books store during the twenty-six weeks ended August 3, 1996 and anticipates closing approximately 19 additional Classic Crown Books stores and one Super Crown Books stores during the remainder of fiscal 1997.

Liquidity and Capital Resources

         Cash, including short-term instruments, is the Company's primary source of liquidity. Cash, including short-term instruments, decreased by $4,296,000 to $26,469,000 at August 3, 1996 from $30,765,000 at February 3,
1996. The decrease was primarily due to funding loss operations and capital expenditures.

         Operating activities used $1,859,000 of the Company's cash resources for the twenty-six weeks ended August 3, 1996, compared to $7,610,000 for the same period one year ago. The cash was used primarily to fund loss operations and payments on closed store lease obligations.

         The Company used $2,437,000 for investing activities during the twenty-six weeks ended August 3, 1996. Capital expenditures of $3,103,000 during the twenty-six weeks ended August 3, 1996 were partially offset by the proceeds from the disposition of municipal securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Historically, the Company generally funded its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. Subsequent to August 3, 1996, the Company used approximately $17.0 million of its existing cash to pay the RMH Judgment (see Part II Item 1 - Legal Proceedings). As a result, the Company needed other sources of liquidity. On September 12, 1996, the Company entered into a $50 million revolving credit facility for its working capital and other corporate needs.

         The Company's primary capital requirements relate to new store openings, remodelings and investments in management information systems. The Company believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, the Company expects to open approximately 30 Super Crown Books stores and that capital expenditures will approximate $8.5 million. As of August 3, 1996, the Company had opened nine Super Crown Books stores and had entered into lease agreements to open 17 new Super Crown Books stores and lease amendments for additional space in three existing stores. In addition, the Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $4.0 million in fiscal 1997.


Results of Operations

         During the twenty-six weeks ended August 3, 1996, the Company opened nine Super Crown Books stores and closed 16 classic Crown Books stores and one Super Crown Books store. At August 3, 1996, the Company had 164 stores, including 92 Super Crown Books stores.

         Sales of $129,025,000 for the twenty-six weeks ended August 3, 1996 increased by $4,114,000 or 3.3% compared to the twenty-six weeks ended July 29, 1995 while sales of $66,533,000 for the thirteen weeks ended August 3, 1996 increased by $2,660,000 or 4.2% compared to the thirteen weeks ended July 29, 1995. Comparable sales (sales for stores open for thirteen months) increased 0.7% and 0.5% during the twenty-six and thirteen weeks, respectively. Sales for Super Crown Books stores represented 74.7% and 75.9% of total sales for the twenty-six and thirteen weeks ended August 3, 1996, respectively, compared to 62.7% and 63.4% for the twenty-six and thirteen weeks ended July 29, 1995, respectively. Super Crown Books stores' sales of $96,373,000 and $50,489,000 for the twenty-six and thirteen

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

weeks ended August 3, 1996 increased 24.1% and 25.8% over the prior year and sales for comparable Super Crown Books stores increased 1.2% and .9%. Comparable sales for the new superstore prototype increased 15.0% and 14.0% for the twenty-six and thirteen weeks ended August 3, 1996. The Company's superstores consist of the original superstores of 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

         Interest and other income decreased by $582,000 and $233,000 during the twenty-six and thirteen weeks ended August 3, 1996 when compared to the same periods one year ago. The decreases were primarily due to reduced interest income as a result of decreased funds available for short-term investment.

         Cost of sales, store occupancy and warehousing as a percentage of sales were 82.0% and 82.1% for the twenty-six and thirteen weeks ended August 3, 1996 compared to 83.2% and 84.4% for the same periods one year ago. The decreases were due to increased store margins as a result of continuing improvements in shrink control and merchandising and was partially offset by increased store occupancy costs.

         Selling and administrative expenses as a percentage of sales were 20.2% and 19.8% for the twenty-six and thirteen weeks ended August 3, 1996 compared to 18.4% and 19.1% for the same periods one year ago. The increases were due primarily to increased store and administrative payroll costs and was partially offset by a decrease in advertising.

         Depreciation and amortization expense increased $76,000 for the twenty-six weeks ended August 3, 1996 compared to the same period one year ago primarily due to an increase in store fixed assets as a result of new Super Crown openings.

    Interest expense was $691,000 during the twenty-six weeks ended August 3, 1996 primarily due to interest accrued for the RMH Judgment.

         The Company has recorded a tax benefit on the net operating loss for the twenty-six weeks ended August 3, 1996 of $2,174,000.

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

Robert M. Haft Employment Litigation

      As reported in the Annual Report, in October 1995, Dart, Crown Books and Trak Auto filed a notice of appeal with the U.S. Court of Appeals for the Third Circuit with respect to a judgment that the U.S. District Court for the District of Delaware had entered in a lawsuit brought by Robert M. Haft for breach of employment contract. Among other things, the district court had awarded Robert M. Haft damages against Dart and Crown Books in the amount of $18,856,964 (plus interest) and $14,947,160 (plus interest), respectively.

      On May 30, 1996, the U.S. Court of Appeals for the Third Circuit affirmed the judgment of the district court.

      On July 18, 1996, Robert M. Haft filed with the court a motion seeking an order against Dart and Crown Books that would award him attorneys' fees and expenses of $3,563,157.

      On August 21, 1996, Dart and Crown Books paid $20,976,945 and $16,895,295, respectively, to Robert M. Haft in satisfaction of the monetary damages component of the judgment.

Item 4.          Submission of Matters to a Vote of Security Holders

      Dart, as a holder of over fifty percent of the outstanding voting capital stock of Crown Books, took action on June 28, 1996, to re-elect all four incumbent Directors to Crown Books' Board of Directors by less than unanimous written consent in lieu of taking such action at an annual meeting of stockholders. These directors are as follows:

      Herbert H. Haft
      Larry G. Schafran
      Bonita A. Wilson
      Douglas M. Bregman

Item 6.          Exhibits and Reports on Form 8-K

      (a)        Exhibits

         Exhibit
         Number                 Document
         ------                 --------

         10.1                   Financing Agreement, dated as of September 12, 1996, between Crown Books Corporation and The CIT
                                Group/Business Credit, Inc.

         27                     Financial Data Schedule


      (b)        Reports on Form 8-K

                 None

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CROWN BOOKS CORPORATION



Date September 16, 1996          By          E. STEVE STEVENS
     ----------------------          --------------------------------------
                                             E. STEVE STEVENS
                                            President and Chief
                                             Executive Officer


Date September 16, 1996                      DONALD J. PILCH
     ----------------------          --------------------------------------
                                             DONALD J. PILCH
                                         Vice President and Chief
                                            Financial Officer