Form 10-Q
period 1996-11-02
CROWN BOOKS CORP
filed 1996-12-16
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 2, 1996
                                                        ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
    ___________

Commission file number  0-11457
                        -------


                       CROWN BOOKS CORPORATION
       --------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                   Delaware                             52-1227415
  -----------------------------------------------  -------------------
   (State or other jurisdiction of incorporation    (I.R.S. Employer
                  or organization)                 Identification No.)

              3300 75th Avenue, Landover, Maryland, 20785
             ---------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                             (301) 731-1200
         ------------------------------------------------------
          (Registrant's telephone number, including area code)

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
Yes   X    No
   ------    -----

At December 13, 1996, the registrant had 5,288,974 shares of Common Stock, $.01 par value per share, outstanding.


                               Page 1 of 18 pages

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

                   CROWN BOOKS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands, except per share amounts)
                                  (Unaudited)


                                 Thirteen Weeks           Thirty-nine Weeks
                                      Ended                     Ended
                              -----------------------  ------------------------
                              November 2, October 28,  November 2,  October 28,
                                 1996        1995         1996         1995
                              ----------- -----------  -----------  -----------
Sales                         $    63,281 $    60,250  $   192,306  $   185,161
Interest and other income              39         734          884        2,161
                              ----------- -----------  -----------  -----------
                                   63,320      60,984      193,190      187,322
                              ----------- -----------  -----------  -----------

Expenses:
  Cost of sales, store
    occupancy and warehousing      52,609      50,434      158,355      154,309
  Selling and administrative       13,601      12,112       39,692       35,107
  Depreciation and
    amortization                    1,422       1,314        4,265        4,081
  Interest expense                    201         311          892          896
  Closed store reversal            (1,052)       (998)      (1,052)      (4,107)
  Restructuring reversal           (3,865)     (1,231)      (3,865)      (1,797)
                              ----------- -----------  -----------  -----------
                                   62,916      61,942      198,287      188,489
                              ----------- -----------  -----------  -----------

Income (loss) before income
  taxes                               404        (958)      (5,097)      (1,167)
Income taxes (benefit)                294        (288)      (1,880)        (363)
                              ----------- -----------  -----------  -----------

Net (loss) income             $       110 $      (670) $    (3,217) $      (804)
                              =========== ===========  ===========  ===========


Weighted average common shares
 and common share equivalents
outstanding                         5,309       5,389        5,362        5,389
                              =========== ===========  ===========  ===========


Net income (loss) per share   $       .02 $      (.12) $      (.60) $      (.15)
                              =========== ===========  ===========  ===========

The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


ASSETS                                              (Unaudited)
                                                      November 2, February 3,
                                                        1996        1996
                                                      --------    --------
Current Assets:
  Cash                                                $  3,559    $  5,691
  Short-term instruments                                  -         25,074
  Marketable debt securities                              -          4,215
  Accounts receivable                                    4,093       3,941
  Income taxes refundable                                8,250        -
  Merchandise inventories                              138,863     102,192
  Prepaid income taxes                                     158       1,471
  Deferred income tax benefit                              912       7,349
  Other current assets                                   2,779         641
                                                      --------    --------
     Total Current Assets                              158,614     150,574
                                                      --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                     33,944      29,873
  Leasehold improvements                                17,300      16,561
  Property under capital leases                          1,187       1,187
                                                      --------    --------
                                                        52,431      47,621
Accumulated Depreciation and Amortization               27,512      23,859
                                                      --------    --------
                                                        24,919      23,762
                                                      --------    --------

Deferred Income Tax Benefit                              7,788       6,353
                                                      --------    --------

Other Assets                                             1,172         163
                                                      --------    --------

Total Assets                                          $192,493    $180,852
                                                      ========    ========



The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)




LIABILITIES AND STOCKHOLDERS' EQUITY                (Unaudited)
                                                     November 2,  February 3,
                                                        1996        1996
                                                      --------    --------
Current Liabilities:
  Accounts payable, trade                             $ 68,415    $ 42,308
  Accrued expenses -
    Salary and benefits                                  3,762       3,658
    Taxes other than income                              2,218       2,299
    Robert M. Haft judgment                               -         14,233
    Other                                               14,281      10,957
  Revolving credit facility                              9,368        -
  Current portion of reserve for closed
    stores and restructuring                             2,436       3,726
  Due to affiliate                                         109         425
                                                      --------    --------
    Total Current Liabilities                          100,589      77,606
                                                      --------    --------

Obligations Under Capital Leases                         1,672       1,636
                                                      --------    --------
Reserve for Closed Stores
  and Restructuring                                      8,134      14,149
                                                      --------    --------
    Total Liabilities                                  110,395      93,391
                                                      --------    --------

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 shares issued                                 56          56
  Note receivable, net of discount                        -           (115)
  Paid-in capital                                       43,809      43,809
  Unrealized gain (loss) on short-term investments        -             (6)
  Retained earnings                                     43,684      46,901
  Treasury stock, 323,638 and 223,638
    shares of common stock, at cost, respectively       (5,451)     (3,184)
                                                      --------    --------

    Total Stockholders' Equity                          82,098      87,461
                                                      --------    --------

Total Liabilities and Stockholders' Equity            $192,493    $180,852
                                                      ========    ========

The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                        Thirty-nine
                                                        Weeks Ended
                                                  ------------------------
                                                  November 2,  October 28,
                                                     1996         1995
                                                  -----------  -----------
Cash Flows from Operating Activities:
  Net loss                                        $    (3,217) $      (804)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                       4,265        4,081
    Provision for (reversal of) closed stores
      and restructuring charges                        (4,917)      (5,904)
  Change in assets and liabilities:
    Accounts receivable                                   (83)       1,130
    Merchandise inventories                           (36,671)     (21,560)
    Prepaid income taxes                               (6,937)      (2,421)
    Other current assets                               (2,138)        (791)
    Due from affiliate                                   -             (63)
    Accounts payable, trade                            26,107       23,746
    Accrued expenses                                    3,893       (4,683)
    Payment to Robert M. Haft                         (14,749)        -
    Due to affiliate                                     (374)         (92)
    Income taxes payable                                 -          (5,046)
    Deferred income taxes                               4,993        3,323
    Other assets                                       (1,016)         (30)
    Reserve for closed stores                          (2,147)      (2,777)
                                                  -----------  -----------
      Net cash used in operating
        activities                                $   (32,991) $   (11,891)
                                                  -----------  -----------

Cash Flows from Investing Activities:
  Capital expenditures                            $    (5,598) $    (4,980)
  Purchase of United States Treasury Notes               -          (2,200)
  Disposition of United States Treasury
    Notes                                                -          13,760
  Sale of United States Agency Note                      -             150
  Maturities of municipal securities                      550          850
  Sale of municipal securities                          3,611          411
                                                  -----------  -----------
    Net cash provided by (used in)
      investing activities                        $    (1,437) $     7,991
                                                  -----------  -----------

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                             (dollars in thousands)
                                  (Unaudited)


                                                        Thirty-nine
                                                        Weeks Ended
                                                  ------------------------
                                                  November 2,  October 28,
                                                     1996         1995
                                                  -----------  -----------
Cash Flows from Financing Activities:
  Principal payments under capital lease
    obligations                                   $      -     $       (24)
  Payment to Robert M. Haft for
    treasury shares                                    (2,146)        -
  Net borrowing under revolving credit
    facility                                            9,368         -
                                                  -----------  -----------
    Net cash provided by (used in) financing
      activities                                  $     7,222  $       (24)
                                                  -----------  -----------

Net Decrease in Cash and Equivalents              $   (27,206) $    (3,924)
Cash and Equivalents at Beginning of Year              30,765       29,634
                                                  -----------  -----------
Cash and Equivalents at End of Period             $     3,559  $    25,710
                                                  ===========  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                      $       892  $       251
    Income taxes                                         -           3,748

 The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 2, 1996 and October 28, 1995

                                  Unaudited)


(1)  General:

      The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating specialty retail bookstores. The unaudited statements as of November 2, 1996 and October 28, 1995 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of November 2, 1996 and October 28, 1995 and the results of operations and cash flows for the periods indicated.

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

      The results of operations for the quarter ended November 2, 1996 are not necessarily indicative of the results to be achieved for the full fiscal year.

(2)  Net Income (Loss) Per Common Share and Common Share Equivalents:

      Net income (loss) per common share has been computed using the weighted average number of shares of common stock outstanding during the period and includes the impact of certain stock options, where dilutive, using the treasury stock method. The difference between primary net income per common share and fully diluted net income per common share is not significant for the periods presented.

(3)  Interim Inventory Estimates:

      The Company's inventories are priced at lower of cost or market using the first-in, first-out method or market.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 2, 1996 and October 28, 1995

                                  Unaudited)


      The Company takes a physical count of its store and warehouse inventories annually. The Company uses a gross profit method to determine inventories for the quarters when complete physical counts are not taken. The Company did not take a physical inventory during the thirteen weeks ended November 2, 1996.

(4)  Short-term Instruments and Marketable Debt Securities:

      The Company's short-term instruments included United States Treasury Bills and money market funds. The Company considers short-term instruments purchased with a maturity of less than one year to be cash equivalents. The Company's United States Treasury Bills primarily consisted of instruments with
a maturity of less than four months.   Marketable debt securities included
municipal securities.

      Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At November 2, 1996, the Company had no investments.

      The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

(5) Robert M. Haft Payment:

      On August 21, 1996, the Company paid approximately $16,895,000 (including interest of $1,407,000) to Robert M. Haft for satisfaction of a judgment awarded to him in March 1995 (the "RMH Judgment"). The Company accrued approximately $13,342,000 of the RMH Judgment in fiscal 1995 and accrued interest monthly at rates set forth in the RMH Judgment. Approximately $2,146,000 (plus interest) of the RMH Judgment was paid to Robert M. Haft for 100,000 shares of common stock of Crown Books owned by Mr. Haft. The Company recorded the purchase of the shares as treasury stock.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 2, 1996 and October 28, 1995

                                  Unaudited)

(6)   Credit Agreement:

      On September 12, 1996, the Company entered into a $50 million revolving credit facility with a finance company. The Company intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. Loans under the credit facility bear interest at a rate equal to the prime rate (as defined in the credit agreement) or, at the option of the Company, at LIBOR plus 2.25% (the effective interest rate was 8.25% at November 2, 1996). Borrowings under the credit facility are secured by inventory, accounts receivable and proceeds from the sale of such assets of the Company. The credit facility contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness. There are additional covenants related to tangible net worth if the Company's borrowing exceeds $25 million under the facility. In addition, loans under the credit facility are subject to limitations based upon inventory levels, as defined in the agreement. The Company may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or any time thereafter upon 60-days prior written notice to the Company. During the thirteen weeks ended November 2, 1996 the Company started borrowing under the credit facility. The maximum borrowings outstanding at any one time during the thirteen weeks ended November 2, 1996 was $9,368,000 and the outstanding balance at November 2, 1996 was $9,368,000.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     November 2, 1996 and October 28, 1995

                                  Unaudited)

(7)   Closed Store and Restructuring Reserve:

      During the thirteen weeks ended November 2, 1996, the Company reversed approximately $3,865,000 of its restructuring reserve and approximately $1,052,000 of its closed store reserve. The reversals resulted from (i) stores that were closed under negotiated lease settlements that were more favorable than expected and (ii) the postponement of certain store closing dates. The remaining closed store and restructuring reserve relates to 93 stores with lease obligations primarily through the next three fiscal years.

      Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amount of costs associated with store closing is subject to change in the future and may be different from the reserve. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future.

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

      The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and close or relocate under-performing stores. The Company closed 22 Classic Crown Books stores and one Super Crown Books store during the thirty-nine weeks ended November 2, 1996 and anticipates closing approximately 13 additional Classic Crown Books stores and one Super Crown Books stores during the remainder of fiscal 1997.

Liquidity and Capital Resources

      Cash and short-term instruments have historically been the Company's primary source of liquidity. During the thirteen weeks ended November 2, 1996, the Company began borrowing under a new revolving credit facility. Cash, including short-term instruments, decreased by $27,206,000 to $3,559,000 at November 2, 1996 from $30,765,000 at February 3, 1996 primarily due to the payment to Robert M. Haft (the "RMH Judgment"), funding operating losses and capital expenditures.

      Operating activities used $32,991,000 of the Company's cash resources for the thirty-nine weeks ended November 2, 1996, compared to $11,891,000 for the same period one year ago. The cash was used primarily for purchases of merchandise inventory, the payment of the RMH Judgment and funding operating losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


      The Company used $1,437,000 for investing activities during the thirty-nine weeks ended November 2, 1996. Capital expenditures of $5,598,000 during the thirty-nine weeks ended November 2, 1996 were partially offset by the proceeds from the disposition of municipal securities.

      Financing activities provided $7,222,000 to the Company during the thirty-nine weeks ended November 2, 1996, borrowings of $9,368,000 under the credit facility were partially offset by a portion of the RMH Judgment for the purchase of shares of common stock recorded as treasury shares (see Note 5 to the Consolidated Financial Statements).

      The Company's primary capital requirements relate to new store openings and investments in management information systems. The Company believes that the costs incurred in opening a new store generally approximate $1.1 million, including purchases of inventory and the costs of store fixtures and leasehold improvements. During fiscal 1997, the Company expects to open approximately 29 Super Crown Books stores and that capital expenditures will approximate $8.5 million. As of December 7, 1996, the Company had opened 29 Super Crown Books stores including two expansions. In addition, the Company has entered into lease agreements to open seven new Super Crown Books stores, primarily in fiscal 1998. The Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $3.2 million in fiscal 1997.

      The Company anticipates funding its requirements for working capital and capital expenditures with cash generated from operations and, when necessary, borrowing under its existing revolving credit facility (see Note 6 to the Consolidated Financial Statements).

Results of Operations

      During the thirty-nine weeks ended November 2, 1996, the Company opened 15 Super Crown Books stores and closed 22 classic Crown Books stores and one Super Crown Books store. At November 2, 1996, the Company had 164 stores, including 98 Super Crown Books stores. Subsequent to November 2, 1996, the Company opened an additional 14 Super Crown Books stores including two expansions.

      Sales of $192,306,000 for the thirty-nine weeks ended November 2, 1996 increased by $7,145,000 or 3.9% compared to the thirty-nine weeks ended October 28, 1995 while sales of $63,281,000 for the thirteen weeks ended November 2, 1996 increased by $3,031,000 or 5.0% compared to the thirteen weeks ended October 28, 1995. Comparable sales (sales for stores open more than thirteen months) decreased 1.8% during the thirteen weeks ended November 2, 1996 and remained unchanged during the thirty-nine weeks ended November 2, 1996. Comparable Super Crown Books stores decreased 1.6% for the thirteen weeks ended November 2, 1996 and remained constant for the thirty-nine week period ended November 2, 1996 compared to the same period in the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparable sales for the new superstore prototype increased 12.0% and 7.0% for the thirty-nine and thirteen weeks ended November 2, 1996. The Company's superstores consist of the original superstores of 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

      Interest and other income decreased by $1,277,000 and $695,000 during the thirty-nine and thirteen weeks ended November 2, 1996 when compared to the same periods one year ago. The decreases were due to reduced interest income as a result of decreased funds available for short-term investment.

      Cost of sales, store occupancy and warehousing as a percentage of sales were 82.4% and 83.1% for the thirty-nine and thirteen weeks ended November 2, 1996 compared to 83.3% and 83.7% for the same periods one year ago. The decreases were due to increased store margins as a result of improvements in shrink control and merchandising and was partially offset by an increase in store occupancy costs.

      Selling and administrative expenses as a percentage of sales were 20.6% and 21.5% for the thirty-nine and thirteen weeks ended November 2, 1996 compared to 19.0% and 20.1% for the same periods one year ago. The increases were due primarily to increased store and administrative payroll costs and were partially offset by decreased advertising costs.

      Depreciation and amortization expense increased $184,000 for the thirty-nine weeks ended November 2, 1996 compared to the same period one year ago primarily due to an increase in store fixed assets as a result of new Super Crown openings.

      Interest expense was $892,000 during the thirty-nine weeks ended November 2, 1996 primarily due to interest for the RMH Judgment and, to a lesser degree due to interest on borrowings under the Company's credit facility.

      During the thirteen weeks ended November 2, 1995, the Company reversed approximately $3,865,000 of its restructuring reserve and approximately $1,052,000 of its closed store reserve. The reversals resulted from (i) stores that were closed under negotiated lease settlements that were more favorable than expected and (ii) the postponement of certain store closing dates. The remaining closed store and restructuring reserve relates to 93 stores with lease obligations primarily through the next three fiscal years.

      Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amount of costs associated to store closing is subject to change in the future and may be

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

different from the reserve. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores in the future.

      The Company recorded a tax benefit on its net operating loss for the thirty-nine weeks ended November 2, 1996 of $1,880,000. The Company has incurred a $24,611,000 tax net operating loss for the thirty-nine weeks ended November 2, 1996. Approximately $14,750,000 of the net operating loss can be carried back to prior tax years when the Company paid income taxes. As a result, the Company reclassified approximately $5.0 million of deferred income taxes to current tax receivable. The remaining portion of the net operating loss will be carried forward to offset future taxable earnings. The net operating loss carryforward will expire in fiscal year 2012. In addition, the Company has an alternative minimum tax carryforward of $521,000.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Material legal proceedings pending against Crown Books are described in its Annual Report on Form 10-K for the year ended February 3, 1996 (the "Annual Report"). Except as disclosed in Crown Books' Quarterly Report on Form 10-Q for the quarter ended August 3, 1996, there have been no material developments in any legal proceeding reported in the Annual Report.

Item 4.  Submission of Matters to a Vote of Security Holders


      Crown Books' 1996 Annual Meeting of Stockholders (the "Meeting") was held on October 10, 1996. At the Meeting, Crown Books' stockholders re-elected all of the directors of Crown Books.

      The results of voting for the election of directors at the Meeting are set forth below.


                                                   Number of
                                        Votes   Shares Withheld
                                  ------------ -----------------
Name of Nominee                          For
---------------                          ---
Herbert H. Haft                       3,986,519     784,457
Larry G. Schafran                     4,553,492     217,484
Bonita A. Wilson                      4,553,592     217,384
Douglas M. Bregman                    4,553,592     217,384

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



Date December 16, 1996           By          E. STEVE STEVENS
     ----------------------          --------------------------------------
                                             E. STEVE STEVENS
                                            President and Chief
                                             Executive Officer


Date December 16, 1996                       DONALD J. PILCH
     ----------------------          --------------------------------------
                                             DONALD J. PILCH
                                         Vice President and Chief
                                            Financial Officer