Form 10-K
period 1997-02-01
CROWN BOOKS CORP
filed 1997-05-02
CIK 719798

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
(X)Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the fiscal year ended February 1, 1997
                                                        ------------------

() Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 (No Fee Required) for the transition period from to
   -----------    ----------

Commission file number   0-11457
                        ---------

                              CROWN BOOKS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     52-1227415
------------------------------------       -------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

3300 75th Avenue, Landover, Maryland                      20785
------------------------------------       -------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code        (301) 731-1200
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:           NONE
                                                                  -------------
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $.01 per share
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At May 1,1997, the registrant had 5,288,974 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $29,926,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

1997 Proxy Statement for annual stockholders' meeting to be held June 27,
1997.....................................................Part III Items 10-13

The exhibit index begins at page 71 of this Form 10-K.

                               Table of Contents

                                             PART I
                                             ------
                                                                                                      Page
                                                                                                      ----

Item 1.    Business . . . . . . . . .   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

Item 2.    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13

Item 4.    Submission of Matters to a Vote of
             Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20

                                             PART II
                                             -------

Item 5.    Market for the Registrant's Common Equity and
             Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22

Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      23

Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .      31

Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . .      65

                                            PART III
                                            --------

Item 10.   Directors and Executive Officers of the
             Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      65

Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      65

Item 12.   Security Ownership of Certain Beneficial Owners
             and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      65

Item 13.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .      65

                                             PART IV
                                             -------

Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      66

                                     PART I

Forward-looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking.
Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including the results of ongoing litigation affecting the Company (defined below), the Company's ability to open new stores and close other stores, the effect of national and regional economic conditions, the availability of capital to fund operations and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Item 1.  Business

Crown Books Corporation ("Crown Books") was incorporated in Delaware in 1981 and operates retail discount book stores. The term "Company" refers collectively to Crown Books and its wholly-owned subsidiaries, including Crown Books East Corporation, Crown Books West Corporation, Super Crown Books Corporation ("Super Crown"), Crown Books National Corporation and Crown DHC Corporation. Dart Group Corporation ("Dart") owns 52.3% of Crown Books' outstanding common stock, par value $.01 per share (the "Common Stock").

Operations

The Company is a retailer operating discount specialty stores. These stores offer popular hardback and paperback books, newspapers, magazines, books on tape, videos, reference materials and other items and accessories.

The Company responds to the demand for books at value prices and provides quality service to its customers. The Company sells hardbacks on The New York Times best seller list at 40% below the publishers' suggested retail prices, paperbacks on The New York Times best seller list at 25% below the publishers' suggested retail prices, other new books at 10% to 25% below the publishers' suggested retail prices. The Company sells publishers' over-stock, reprints and former best sellers at significant discounts from the publishers' original suggested retail prices. In addition, the Company allows customers at all stores to special order books not stocked in inventory. Merchandise is generally purchased directly from a large number of publishers and suppliers. The Company is not dependent on any single publisher or supplier.

The Company advertises extensively, primarily through newspapers stressing its
value pricing policy.   The Company satisfies regional and local consumer
preferences by tailoring the selections and quantities of books that it makes available in individual stores. The Company also arranges for special appearances and book autographing sessions with recognized authors to attract customers and to build and reinforce customer awareness of its stores.

All major merchandising decisions concerning pricing, advertising and promotional campaigns, as well as the initial ordering of inventory for each store, are managed centrally at the Company's headquarters in Landover, Maryland. Approximately 80% of the merchandise is shipped directly from publishers to the stores. Best sellers and other books that are purchased in large quantities are often shipped directly from the publishers to the Company's regional warehouses for distribution to the stores. Inventories are monitored both at stores and in the central office in Landover, Maryland, to determine purchase requirements. In general, unsold books and magazines can be returned to the publishers for credit.

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

Classic Crown Books stores range in size from approximately 2,000 to 6,000 square feet and Super Crown Books stores range in size from approximately 6,000 to 35,000 square feet. The new prototype superstore is targeted to occupy 15,000 square feet. It is based on an ongoing assessment of what contributes to the Company's customers' shopping experience. This includes a new floor layout with convenient adjacencies; upgraded fixtures, signage and lighting; and expanded non-book merchandise such as book accessories, CDs and computer software. The Super Crown Books stores permit more effective and economic utilization of space. The interior of the Company's stores is standardized, so that the stores can be assembled quickly. Most of the stores are open seven days a week.

All Super Crown Books stores and all Classic Crown Books stores have computerized point of sale and inventory management systems ("systems"). The systems enable store personnel to scan bar coded merchandise resulting in less time to process the sales transaction with more accurate pricing. The systems are designed to provide detailed inventory information on an item basis to store management.

In selecting specific store sites, the Company considers numerous factors, including local demographics, desirability of available leasing arrangements, proximity to existing Company operations and competitors, and overall retail activity. The Company generally clusters its stores in selected market areas to maximize advertising, distribution and management resources. Within a selected market area, the Company generally locates its stores in strip shopping centers and urban street locations. Compared to large enclosed malls, the Company believes that the strip shopping centers and urban street locations typically charge less rent and provide greater consumer awareness and convenience.

The following table sets forth by metropolitan area the locations of the Company's stores for each of the last five fiscal years:

                                          Number of Stores
                                        at end of fiscal year
                                ----------------------------------
Metropolitan Area:              1993    1994    1995   1996   1997
------------------              ----    ----    ----   ----   ----
 Washington, D.C.                 59      60      47     43     40
 Los Angeles, California          76      68      59     51     47
 Chicago, Illinois                43      43      37     32     36
 San Francisco, California        30      31      24     20     20
 San Diego, California            20      17      12      9      5
 Houston, Texas                    3       6       6      6      8
 Seattle, Washington              16      15      11     11     12
                                ----    ----    ----    ---   ----
   Total                         247     240     196    172    168
                                ====    ====    ====   ====   ====

The following tables set forth the number of stores of each of Classic Crown Books and Super Crown Books that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each fiscal year.

                                 1993    1994    1995   1996   1997
                                 ----    ----    ----   ----   ----
Super Crown Books stores:
-------------------------
  (including new prototype)
   Opened during the year          13      37      12     16     27
   Closed during the year           -       4       3      2      2
Classic Crown Books stores:
---------------------------
   Opened during the year           -       5       2      -      -
   Closed during the year          20      45      55     38     29
   Remodeled during the year        2       -       -      -      -
Total Stores Open at end of year:
---------------------------------
   New prototype superstore         -       -       9     25     54
   Prior Format Super Crown
     Books stores                  28      61      61     59     55
   Classic Crown Books stores     219     179     126     88     59

The Company believes that its superstore concept presents growth opportunities and intends to open new Super Crown Books stores in existing and new markets. As of February 1, 1997, the Company had entered into lease agreements to open nine new stores. In addition, the Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and may close or relocate under-performing stores.

Restructuring Reserves

In fiscal years 1993 and 1994, the Company determined that a number of the smaller Classic Crown Books stores were not competitive in an industry moving to larger stores. Consequently, the Company recorded restructuring charges totaling $12,800,000 during these two years for the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Crown Books concept. These costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the restructuring reserves during the last two years was as follows:

                                                  (dollars in thousands)
                                                     1997        1996
                                                  ----------  ----------
Restructuring Reserve, beginning of year           $  7,025    $ 10,515
Less: Payments and charges                           (1,653)     (1,439)
      Reversal of reserves                           (3,865)     (2,051)
                                                   --------    --------
Restructuring Reserve, end of year                 $  1,507    $  7,025
                                                   ========    ========

In fiscal 1997 and 1996, the Company reversed a portion of the restructuring reserve as a result of (i) management's decision not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining restructuring reserve relates to 14 stores, of which four have been closed as of February 1, 1997, with lease obligations ranging from one to 96 months. The lease obligation allocable to related party leases is approximately $474,000. The restructuring reserve is expected to be utilized as follows:

                             (dollars in thousands)
                           Lease           Leasehold
           Fiscal       Obligations      Improvements
            Year      (Cash Outflows)     & Fixtures         Total
          --------    ---------------    ------------     -----------
            1998         $     532         $     164       $     696
            1999               269                 6             275
            2000               215                19             234
            2001                66               -                66
            2002                59               -                59
            2003-2005          177               -               177
                         ---------         ---------       ---------
            Total        $   1,318         $     189       $   1,507
                         =========         =========       =========

Since the recorded restructuring reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amounts of costs associated with store closings may be different from the reserve.

Store Closing Reserve

The Company continually evaluates its store operations and the need to close stores that do not perform satisfactorily. The Company recognizes store closing costs when management decides to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date.
The activity in the closed store reserve during the last two fiscal years is as follows:

                                                     (dollars in thousands)
                                                       1997          1996
                                                    ----------    ---------
Closed Store Reserve, Beginning of Year              $ 10,850      $ 20,241
Less: Payments and charges                             (1,764)       (2,648)
      Reversal of reserves                             (1,052)       (6,743)
                                                     --------      --------
Closed Store Reserve, end of year                    $  8,034      $ 10,850
                                                     ========      ========

In fiscal 1997 and 1996, the Company reversed a portion of the closed store reserve as a result of (i) management's decision not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining closed store reserve relates to 69 stores, of which 13 have been closed as of February 1, 1997, with lease obligations ranging from one to 54 months. The lease obligation allocable to related party leases is approximately $1,555,000. The closed store reserve is expected to be utilized as follows:

                            (dollars in thousands)
                           Lease          Leasehold
          Fiscal        Obligations      Improvements
           Year       (Cash Outflows)     & Fixtures         Total
         --------     ---------------    ------------     ----------
           1998         $   1,960          $    642         $  2,602
           1999             2,040               198            2,238
           2000             1,437               141            1,578
           2001               805               -                805
           2002               383                49              432
           2003-2005          284                95              379
                        ---------          --------         --------
           Total        $   6,909          $  1,125         $  8,034
                        =========          ========         ========

Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time the store is closed, the actual costs are subject to change and may be different from the reserve. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores. The Company has not recorded reserves for any such future possible store closings.

Relationship with Dart

Dart provides the Company with certain general and administrative functions. Dart also pays certain "common expenses" for it and its affiliates and allocates such expenses on a judgmental basis. Dart charged the Company approximately $1,846,000 for such services in the year ended February 1, 1997. See Notes 4 and 7 to the Consolidated Financial Statements and Item 2.- Properties.

Competition

The business in which the Company is engaged is highly competitive. The Company competes with Borders Group, Inc., Barnes & Noble, Books-a-Million, Walden Books and other chains and independent bookstores and major national book clubs in all the Company's markets. In addition, the Company competes with drug stores, supermarkets, department stores, computer stores, airport vendors and others that make incidental sales of books and magazines. Some of the Company's competitors offer larger selections and more amenities (e.g., coffee bars) than the Company, and some of its competitors have greater resources than the Company. Price competition occurs in all of the Company's markets.

Seasonality

Sales, net income and working capital for the fourth quarter have historically been substantially higher than for any of the previous three quarters (see Note 13 to the Consolidated Financial Statements). Inventory and payables have historically been substantially higher at the end of the third quarter than for any other quarter for the year. The fourth quarter results of operations have historically been sufficient to satisfy the third quarter accounts payable requirements.

Employees

On February 1, 1997, the Company employed approximately 1,490 full-time and 1,880 part-time persons engaged in retail and administrative operations. The Company considers its relationship with its employees to be good.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the executive officers of Crown Books. Executive officers are appointed to serve until their successors are appointed.

       Name                 Age    Position
       ----                 ---    --------
       E. Steve Stevens     41     President and Chief Executive Officer
       Keith W. Hammer      39     Senior Vice President and Chief
                                       Information Officer
       Anne Hancock         43     Vice President, Real Estate

       Donald J. Pilch      38     Vice President and Chief Financial Officer
       John R. Sutton       42     Vice President, Merchandising

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

Keith W. Hammer was appointed Senior Vice President and Chief Information Officer of Dart and Crown Books in April 1997. Mr. Hammer served as Vice President and Chief Information Officer to Crown Books since his appointment in January 1996. Mr. Hammer joined Crown Books in December 1994 as Assistant Vice President, Information Systems. Prior to that, Mr. Hammer was Director of Corporate Systems at Circuit City Stores, Inc.

Anne Hancock joined Crown Books in November 1996 as Vice President of Real Estate. Prior to joining Crown Books, Ms. Hancock was National Director of Real Estate at Blockbuster Music and Viacom Retail Group from October 1995 until September 1996, Senior Real Estate Counsel for Blockbuster Entertainment Corp. from July 1995 to October 1995 and was Associate General Counsel at Discovery Zone, Inc. from December 1991 until July 1995.

Donald J. Pilch joined Crown Books in November 1995 as Vice President and Chief Financial Officer. Prior to joining Crown Books, Mr. Pilch was Director of Financial Planning and Analysis for Marshalls, a division of Melville Corporation.

John R. Sutton was appointed Vice President of Merchandising in September 1996. Prior to that, Mr. Sutton served in various positions at Crown Books since joining Crown Books in February 1978.

There is no family relationship between any director and executive officer of the Company.

Settlement with Ronald S. Haft

On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). The RSH Settlement transactions are subject to legal challenges. See Item 3 - Legal Proceedings. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28,

1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

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

Item 2.  Properties

The Company subleases from Dart 28,000 square feet of a warehouse and office facility located in Landover, Maryland that it shares with Dart and Trak Auto Corporation ("Trak Auto"). The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced in 1985. The current annual rental is $303,000. The sublease also requires the payment of maintenance, utilities, insurance and taxes allocable to the space subleased. Dart originally leased the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members owned all of the partnership interests. The Company's sublease is on the same terms as Dart's lease.

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

The Company leases all of its retail stores. The total minimum annual payments for the Company's retail store space (excluding closed stores) and equipment aggregate approximately $135,087,000 to the lease expiration dates. The lease expiration dates (without regard to renewal options) range from 1997 to 2010. Ten of these leases are with entities in which the Haft family has substantially all the beneficial interest.

The seven lease agreements involving Haft-owned entities provide for various termination dates that range from 1997 to 2029 (including option periods) and require payment of future minimum rentals aggregating $39,121,000 at February 1, 1997. These agreements also require payment of a percentage of sales in
excess of a stated minimum.   In addition, three closed stores have lease
agreements with Haft-owned entities with various termination dates that range from 1997 to 2002 and require future minimum rentals aggregating $789,000 at February 1, 1997. Annual fees and rentals paid to Haft-owned entities, open or closed, were $1,985,000 in the year ended February 1, 1997.

The Executive Committees of Dart, Crown Books and Trak Auto have undertaken a legal review of certain leasing arrangements and real estate related transactions between Dart, the Company or Trak Auto, on the one hand, and Haft-owned entities, on the other hand. On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit against Herbert H. Haft (Chairman of each such company) claiming breach of fiduciary duty, fraud and waste arising from a series of lease transactions with certain partnerships owned beneficially by members of the Haft family. See Item 3- Legal Proceedings - Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate.

Item 3.  Legal Proceedings

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food Warehouse Corp. ("Shoppers Food"), a wholly-owned subsidiary of Dart, and other affiliated companies.

The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

On April 27, 1995, the Kahn Derivative Plaintiffs and the Special Litigation Committee of Dart's Board of Directors filed a Stipulation and Order which, if entered by the court, would (i) dismiss claims against Douglas M. Bregman and Bonita A. Wilson and (ii) realign Dart as a party plaintiff to the amended complaint. The court has not yet acted upon this Stipulation.

In November 1993, Robert M. Haft filed a lawsuit in the Delaware Court of Chancery for New Castle County. The lawsuit names as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in these two derivative lawsuits. (Since the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in those derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning Dart related party real estate transactions, and was considering asserting additional claims, certain of which have since been asserted in (see the Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate, described below). The amended motion is still pending before the court.

In connection with the RSH Settlement, on October 11, 1995, the plaintiff shareholders, Ronald S. Haft, Combined Properties, Inc., Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and CPI will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the Delaware Court of Chancery.

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

As part of the RSH Settlement, on October 6, 1995, Dart purchased from Ronald
S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury.

Section 225 Action by Robert, Gloria and Linda Haft

On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL") filed a lawsuit captioned Gloria G. Haft, et al. v. Larry G. Schafran, et al., Del. Ch., Civ. A. No. 14620 (the "Section 225 Action"), in the Delaware Court of Chancery for New Castle County naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and (ii) the shares of Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit. Herbert H. Haft disagrees with Dart's position.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment in which he asserted two arguments based upon Section 160(c) of the Delaware General Corporation Law. Section 160(c) provides that the shares of capital stock "belonging to" a corporation are not entitled to vote. Herbert
H. Haft maintained that (i) notwithstanding Section 160(c), the 172,730 Class B shares that Dart purchased in the RSH Settlement on October 6, 1995 do not "belong to" Dart and are still subject to the Proxy, and (ii) Section 160(c) does not permit the Trust Shares to be voted because those shares "belong to" Dart, not Ronald S. Haft. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the Delaware Chancery Court denied Herbert H. Haft's motion in its entirety. A trial date has not yet been scheduled.

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

Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate

On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-26474, in the Circuit Court for Prince George's County, Maryland, seeking damages from Herbert H. Haft for breach of fiduciary duty, fraud and waste arising from a series of lease transactions (other than the Pennsy Warehouse Leases) between Dart and certain partnerships owned beneficially by members of the Haft family. The complaint alleges that Herbert H. Haft exploited the dominance and control he enjoyed as an officer, director and controlling stockholder of Dart to enrich himself and other members of the Haft family unlawfully and unfairly at the expense of the public stockholders of Dart, Crown Books and Trak Auto. In particular, the complaint charges that Herbert H. Haft (i) caused Trak Auto to surrender favorable retail store leases and subleases in Haft-owned shopping centers in exchange for new leases less favorable to Trak Auto; (ii) required Crown Books to relinquish its favorable lease in the McLean Chain Bridge Road Shopping Center and to enter into a new lease with a Haft family partnership for a new location in the same shopping center at a rent rate equal to 450 percent of the prior lease; (iii) caused Dart, Crown Brooks and Trak Auto to enter into exorbitant long-term leases for warehouse and distribution facilities that were purchased and developed by Haft family partnerships for the purpose of leasing those facilities to these companies as captive tenants;
(iv) induced Dart and Trak Auto to lease retroactively from a Haft family partnership a 2.66 acre wooded lot for which the companies had no use; and (v) caused Trak Auto to purchase certain used warehouse equipment from a Haft family partnership for more than 700 percent of the price contemplated by the original equipment lease.

Lawsuit Against Herbert H. Haft in Washington, D.C.

On December 17, 1996, Dart, Crown Books and Trak Auto also filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-CV-2788 (D.D.C.) in the U.S. District Court for the District of Columbia naming Herbert H. Haft as defendant. In this action, Dart, Crown Books and Trak Auto have advanced claims for breach of fiduciary duty, civil conspiracy and tortious interference with contracts. The companies allege that Herbert H. Haft wrongfully imposed Robert M. Haft's excessively generous employment contracts upon Dart and Crown Books, later breached those contracts for personal reasons and then, due in large part to a personal conflict of interest, mishandled the defense to Robert M. Haft's wrongful termination lawsuit. Dart, Crown Books and

Trak Auto seek to recover the approximately $38 million paid to Robert M. Haft in satisfaction of the judgment in his wrongful termination suit, approximately $5 million in attorneys' fees incurred by the companies in defense of that litigation, and punitive damages.

Possible Settlements

On April 21, 1997, Dart reached a conditional settlement agreement in principle with Herbert H. Haft. If the settlement contemplated by the conditional agreement in principle is implemented, Herbert H. Haft would retire from his positions as Chairman of Dart, Shoppers Food, Trak Auto and Crown Books. Herbert H. Haft also would relinquish his claim to voting control of Dart.

Under the settlement contemplated by the conditional agreement in principle, Herbert H. Haft would sell to Dart, Trak Auto and Crown Books all of his shares of stock and stock options in these companies. The settlement also would terminate Herbert H. Haft's employment agreement with Dart and resolve all outstanding litigation and disputes between Dart and Herbert H. Haft. Herbert
H. Haft would also assign certain real estate interests to Dart.

Herbert H. Haft would receive approximately $30 million from Dart if the settlement is implemented. Herbert H. Haft would also receive an additional $11.6 million from escrowed funds previously paid by Dart to Ronald S. Haft as part of the RSH Settlement (plus $700,000 interest on those funds). The conditional agreement in principle also contemplates that Dart would make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan would be secured by such partnership's interests in three shopping centers located in suburban Washington, D.C. and would be personally guaranteed by Ronald S. Haft.

Implementation of the conditional agreement in principle is subject to the negotiation of a definitive settlement agreement satisfactory to Dart and Dart's receipt of satisfactory advice from its investment bankers. The conditional agreement in principle states that it will terminate if a definitive settlement agreement is not entered into by May 9, 1997.

The conditional agreement in principle is also conditioned on Dart's entering into a supplemental settlement with Ronald S. Haft and a comprehensive settlement with RGL. Negotiations with respect to these related settlements are currently underway. Current settlement discussions contemplate that Dart, Trak Auto and Crown Books would collectively pay approximately $50 million in exchange for all of RGL's equity interests in these companies and certain real estate interests. There can be no assurance that such settlements will be reached or as to the terms or timing of any settlement, if one occurs.

Closing of the transactions contemplated by the conditional agreement in principle also is subject to (i) final and non-appealable action by the Delaware Court of Chancery or the Delaware Supreme Court approving all of the terms of the settlement, terminating certain putative derivative actions pending with respect to Dart and Crown Books in the Delaware Court of Chancery, and approving the RSH Settlement and the supplemental settlement between Dart and Ronald S. Haft, and
(ii) final and non-appealable action by the U.S. Bankruptcy Court approving the effectiveness of Chapter 11 plans of reorganization for certain real estate entities owned by Haft family members.

There can be no assurance that a definitive settlement agreement between Dart and Herbert H. Haft will be entered into and that the transactions contemplated by the conditional agreement in principle will be implemented.

Any settlement with RGL (including any financing of such settlement), would require further order of the Delaware Court of Chancery under the Standstill Order and could be opposed by Herbert H. Haft if Dart does not settle with him.

A closing of any settlement with RGL would be subject to available financing and the proposed settlement with Herbert H. Haft would be subject to the receipt of advice by Dart from its financial advisor that adequate financing would be available at closing. Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million (including the loan of $10 million) contemplated by the possible settlements but are considering various options to finance them. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $0.8 million, $1.1 million and $3.4 million during the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

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

                     Quarter Ended               High           Low
                     -------------            ----------     ---------
                     April 29, 1995             15  3/4       12   1/4
                     July 29, 1995              16            10   1/2
                     October 28, 1995           13             9
                     February 3, 1996           14             8 15/16
                     May 4, 1996                11             7   7/8
                     July 3, 1996               16             8   1/2
                     October 2, 1996            13  1/2        9   1/2
                     February 1, 1997           12  1/2        8   3/4

The Company has not paid dividends during the last two fiscal years and does not expect to pay dividends in the foreseeable future.

There were approximately 260 record holders of the Common Stock as of April 30, 1997.

Item 6.  Selected Financial Data

INCOME STATEMENT DATA:(dollars in thousands, except per share and sales % data)

                                            Fiscal Year
                       -------------------------------------------------------
                          1997       1996       1995       1994        1993
                       ---------- ---------- ---------- ----------  ----------
Sales                   $287,737   $283,475   $305,606   $275,125   $240,682
Interest and Other
  Income                   1,007      2,936      2,289      3,073      3,015

Cost of sales, store
  occupancy and
  warehousing            233,847    231,837    248,012    221,895    188,487
Selling and
  Administrative          54,430     50,993     62,208     46,911     38,395
Depreciation and
  amortization             5,707      5,415      5,176      3,986      2,418
Interest expense           1,115      1,279        965        323        391
Closed store
  reserve (reversal)      (1,052)    (6,743)    18,865       (631)       513
Restructuring
  Charge (reversal)       (3,865)    (2,051)       -        6,200      6,600
Income (loss) before
  income taxes            (1,438)     5,681    (27,331)      (486)     6,893

Net Income (loss)           (860)     3,704    (19,380)      (210)     4,281

Net Income (loss)
  Per share             $   (.16)  $    .69   $  (3.60)  $   (.04)  $    .82

Weighted average common
  share and common share
  equivalents outstanding  5,344      5,399      5,389      5,402      5,214

Percentage increase
  (decrease) in sales
  Total stores               1.5%      (7.2)%     11.1%      14.3%       3.5%
  Comparative stores        (2.1)%     (3.3)%     (2.5)%     (0.6)%      2.6%

BALANCE SHEET DATA:

                                       (dollars in thousands)
                                        at end of Fiscal Year
                       ------------------------------------------------------
                          1997       1996       1995       1994       1993
                       ---------- ---------- ---------- ---------- ---------
Current assets          $141,583   $150,574   $182,331   $180,210   $147,809
Current liabilities       84,515     77,606    105,553     94,981     56,492
Working capital           57,068     72,968     76,778     85,229     91,317
Total assets             176,897    180,852    213,379    210,636    165,433
Long-term obligations      7,927     15,785     24,499     13,913      8,156
Stockholders' equity      84,455     87,461     83,327    101,742    100,785

Item 7. Management's Discussion and Analysis of Financial Conditions And Results of Operations

Control of Dart

Dart owns 52.3% of the outstanding common stock of Crown Books. Dart's voting stock, the Class B Common Stock, has been beneficially owned by Haft family members.

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

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft is and Ronald S. Haft was an executive officer and director of Crown Books, on October 11, 1994, the Board of Directors of Crown Books established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert
H. Haft and Ronald S. Haft concerning issues involving Dart and Crown Books have been extensive. Accordingly, the respective Executive Committees assumed day- to-day involvement in these disputed issues and other matters affecting Dart and Crown Books, in particular matters relating to litigation to which Dart or Crown Books is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

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

Management believes that litigation affecting the Company has had an adverse impact on the Company's results of operations, financial position and liquidity. During fiscal 1997, the Company paid Robert M. Haft approximately $16,895,000 (including accrued interest of $1,407,000) for satisfaction of the RMH Judgment. Management believes that the continued uncertainty relating to the control of Dart and the surrounding litigation has affected the Company's reputation among banks, vendors and landlords and made the Company's efforts to recruit highly- qualified personnel more difficult. The uncertainty surrounding control of Dart (and the associated effects of such uncertainty) may continue until pending litigation is adjudicated or settled.

Dart is engaged in discussions with Haft family members to explore opportunities to settle litigation pending between the parties. On April 21, 1997, Dart reached a conditional settlement agreement in principle with Herbert
H. Haft. See Item 3 - Legal Proceedings - Possible Settlements. There can be no assurance that any definitive settlement will be reached or as to the terms or timing of any settlement, if one occurs.

Outlook

Except for historical information, the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the results of ongoing litigation (or settlement of litigation), the Company's ability to effectively compete in the retail book store industry, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

The Company believes that its superstore concept presents growth opportunities and intends to open new Super Crown Books stores in existing and new markets. Realizing these opportunities is dependent upon the successful performance of the superstores. In the past, Super Crown Books stores have generated higher sales at converted locations as well as higher gross margins as a result of a

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

change in product mix. The Company believes that as Super Crown Books stores mature and as the number of stores and total sales increases, operating expenses as a percentage of sales will decrease.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and may close or relocate under-performing stores. The Company closed 29 Classic Crown Books stores and two Super Crown Books stores during fiscal 1997. The Company anticipates closing approximately 29 Classic Crown Books stores and, 12 non-prototype Super Crown Books stores and relocating one prototype Super Crown Books store during fiscal 1998.

The retail book market is highly competitive. The Company and the two largest book chains continue to open additional new stores each year in the Company's markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, the Company will be challenged to significantly improve operating results in fiscal 1998.

Liquidity and Capital Resources

Cash and short-term instruments have historically been the Company's primary source of liquidity. During the 52 weeks ended February 1, 1997 ("fiscal 1997"), the Company began borrowing under a new revolving credit facility. All such borrowings were repaid at February 1, 1997. Cash, including short-term instruments, decreased by $12,711,000 to $16,051,000 at February 1, 1997 from $28,762,000 at February 3, 1996 primarily due to the $16.9 million payment to Robert M. Haft (the "RMH Judgment"), funding operating losses and capital expenditures.

Operating activities used $8,936,000 of the Company's cash resources during fiscal 1997, compared to $22,945,000 for the 53 weeks ended February 3, 1996 ("fiscal 1996"). The cash was used primarily for purchases of merchandise inventory, the payment of the RMH Judgment and funding operating losses.

The Company used $1,629,000 for investing activities during fiscal 1997. Capital expenditures of $7,800,000 during fiscal 1997 were partially offset by the proceeds from the dispositions of municipal securities and United States Treasury Bills.

Financing activities used $2,146,000 of the Company's funds during fiscal 1997, for a portion of the RMH Judgment that constituted the purchase of shares of common stock, which shares have been recorded as treasury shares (see Note 10 to the Consolidated Financial Statements). The Company began borrowing under its new revolving credit facility during fiscal 1997. The maximum borrowings outstanding at any one time was $15,621,000 and there was no outstanding balance at February 1, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company's primary capital requirements relate to new store openings and investments in management information systems. The Company believes that the resources required for a new store generally approximates $800,000, including inventory purchases, net of accounts payable, and the costs of store fixtures and leasehold improvements, net of landlord contributions. During fiscal 1998, the Company expects to open approximately 40 Super Crown Books stores (but may open fewer stores) requiring cash expenditures of approximately $32.0 million. The Company has entered into lease agreements to open nine new Super Crown Books stores in fiscal 1998. The Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $2.5 million in fiscal 1998.

The Company anticipates funding its requirements for working capital and capital expenditures in fiscal 1998 with cash generated from improving its inventory turnover, its operations and borrowings under its existing revolving credit facility. The Company had $25.0 million available for borrowing under its revolving credit facility at February 1, 1997 (see Note 5 to the Consolidated Financial Statements). There can be no assurance that the Company will have adequate resources to meet its cash flow requirements for projected store openings if it does not improve its inventory turnover.

In connection with its expansion plans, the Company anticipates increasing its borrowing under its revolving credit facility, subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, the Company is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, the Company is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. As of February 1, 1997 the Company's tangible net worth was $84.5 million. There can be no assurance that the Company's tangible net worth will meet the requirements to increase its revolving credit facility availability above the current $25.0 million limit. There also can be no assurance that if the limit is increased above $25.0 million, that the Company will maintain the required minimum tangible net worth and that it would be able to pay down the revolving credit facility as required.

Funding of Possible Settlements

Dart has reached a conditional settlement agreement in principle with Herbert
H. Haft and is currently negotiating a possible settlement with RGL as well as a possible supplemental settlement agreement with Ronald S. Haft. See Item 3 - Legal Proceedings - Possible Settlements. The aggregate payments estimated to be paid by Dart and its subsidiaries in connection with these possible settlements is approximately $90 million (including a loan of $10 million), part of which would be deferred. It is anticipated that Dart would pay substantially

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors.

Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million contemplated by the possible settlements, but are considering various options to finance them, if they occur. Dart may sell all or part of Shoppers Food or, if it is not sold, use Shoppers Food's existing cash and proceeds from new debt financing by Shoppers Food. However, there can be no assurance that Dart would obtain any such financing or as to the terms of any financing, if it is obtained. Trak Auto and Crown Books anticipate that they would pay their portion of the settlement obligations from borrowings under their respective credit facilities.

At February 1, 1997

Working capital decreased by $15,900,000 to $57,068,000 at February 1, 1997 compared to the same period one year ago. The decrease in working capital was primarily due to capital expenditures, operating losses and the acquisition of treasury stock as a result of the satisfaction of the RMH Judgment.

At February 3, 1996

Working capital decreased by $3,810,000 to $72,968,000 at February 3, 1996 compared to the same period one year ago. The decrease in working capital was primarily due to capital expenditures.

Results of Operations

Year Ended February 1, 1997 Compared to the Year Ended February 3, 1996

During fiscal 1997, the Company opened 27 Super Crown Books stores while closing 29 Classic Crown Books stores and two Super Crown Books stores. At February 1, 1997, the Company had 168 stores, including 109 Super Crown Books stores.

Sales of $287,737,000 for fiscal 1997 (52 weeks) increased by $4,262,000 or 1.5% compared to fiscal 1996(53 weeks). The increase was primarily due to the 27 new Super Crown Books stores opened during the year and the maturity of Super Crown Books stores opened in fiscal 1996. Comparable sales (sales for stores open for 13 months) decreased 2.1% for fiscal 1997. However, comparable sales for the new prototype superstore increased 5.1% during fiscal 1997.
Sales for Super Crown Books stores represented 78.4% of total sales for fiscal 1997 compared to 66.7% of total sales for fiscal 1996. Super Crown Books sales of $225,543,000 for fiscal 1997 increased 19.2% over sales for fiscal 1996. Sales for

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

comparable Super Crown Books stores, however, decreased 1.9% in fiscal 1997. Sales for comparable classic Crown Books stores decreased 2.7% during fiscal 1997.

Interest and other income decreased by $1,929,000 during fiscal 1997 when compared to fiscal 1996. The decrease was due to reduced interest income as a result of decreased funds available for short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 81.2% for fiscal 1997 compared to 81.8% for fiscal 1996. The decrease was primarily due to increased gross margins as a result of taking advantage of vendor discounts, an improvement in the sales mix and a change in the sales discount policy and were partially offset by increased store occupancy costs.

Selling and administrative expenses as a percentage of sales were 18.9% for fiscal 1997 compared to 18.0% for fiscal 1996. The increase was primarily due to increased store and administrative payroll costs.

Depreciation expense increased $292,000 for fiscal 1997 compared to fiscal 1996. The increase was primarily due to an increase in fixed assets as a result of new Super Crown Books stores.

Interest expense decreased by $164,000 due to reduced interest expense for the RMH Judgement as a result of its payment in August 1996. The decrease was partially offset by interest on borrowings under the revolving credit facility.

During fiscal 1997, the Company reversed approximately $3,865,000 of its restructuring reserve and approximately $1,052,000 of its closed store reserve. The reversals resulted from (i) management's decision not to close certain stores, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected and(iii) the postponement of certain store closing dates. The remaining closed store and restructuring reserves relate to 83 stores with lease obligations primarily through the next three fiscal years.

The Company had a net loss of $860,000 in fiscal 1997 compared to net income of $3,704,000 in fiscal 1996 as a result of the foregoing factors.

The Company has recorded a tax benefit of $578,000 in fiscal 1997 as compared to income tax expense of $1,977,000 in fiscal 1996. In fiscal 1997, the effective tax rate was 40.2% compared to 34.8% in fiscal 1996 due primarily to state income tax benefits associated with the Company's net operating losses.

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

Sales of $283,475,000 for fiscal 1996 decreased by $22,131,000 or 7.2% compared to fiscal 1995. The decrease is primarily due to the net decrease in the number of stores as a result of the Company's continuing transition to the new superstore concept. Comparable sales (sales for stores open for 15 months) decreased 3.3% for fiscal 1996, however, comparable sales for the new prototype superstore increased 11% during the 14 weeks ended February 3, 1996. Sales for Super Crown Books stores represented 66.7% of total sales for fiscal 1996 compared to 54.7% of total sales for fiscal 1995. Super Crown Books sales of $189,142,000 for fiscal 1996 increased 12.9% over the sales for fiscal 1995 and sales for comparable Super Crown Books stores decreased 1.8%. Sales for comparable classic Crown Books stores decreased 5.7% during fiscal 1996.

Interest and other income increased by $647,000 during fiscal 1996 when compared to fiscal 1995. The increase is primarily due to higher interest rates on the Company's short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 81.8% for fiscal 1996 compared to 81.2% for fiscal 1995. The increases were primarily due to higher occupancy costs associated with the Super Crown Book store format and were partially offset by increased gross margins.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements                                            Page
--------------------                                            ----
      Report of Independent Public Accountants                   32

      Consolidated Balance Sheets                                33

      Consolidated Statements of Operations                      35

      Consolidated Statements of Stockholders' Equity            36

      Consolidated Statements of Cash Flows                      37

      Notes to Consolidated Financial Statements                 39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CROWN BOOKS CORPORATION:

We have audited the accompanying consolidated balance sheets of Crown Books Corporation (a Delaware corporation and a majority-owned subsidiary of Dart Group Corporation) and subsidiaries as of February 1, 1997 and February 3, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Books Corporation and subsidiaries as of February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for cash equivalents.



ARTHUR ANDERSEN LLP

Washington, D.C.
April 25, 1997.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  February 1,  February 3,
 ASSETS                                              1997         1996
                                                 ------------ ------------
 Current Assets:
   Cash and equivalents                            $  3,377     $  5,691
     Short-term instruments                          12,674       23,071
   Marketable debt securities                           -          6,218
   Accounts receivable                                7,962        3,941
   Income taxes refundable                            3,802          -
   Merchandise inventories                          110,036      102,192
   Prepaid income taxes                                 -          1,471
   Deferred income tax benefit                          830        7,349
   Other current assets                               2,902          641
                                                   --------     --------
     Total Current Assets                           141,583      150,574
                                                   --------     --------

 Property and Equipment, at cost:
   Furniture, fixtures and equipment                 36,033       29,873
   Leasehold improvements                            16,122       16,561
   Property under capital leases                      1,187        1,187
                                                   --------     --------
                                                     53,342       47,621
 Accumulated Depreciation and
   Amortization                                      27,963       23,859
                                                   --------     --------
                                                     25,379       23,762
                                                   --------     --------

 Deferred Income Taxes                                8,404        6,353
                                                   --------     --------

 Other Assets                                         1,531          163
                                                   --------     --------

 Total Assets                                      $176,897     $180,852
                                                   ========     ========



                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  February 1,  February 3,
 LIABILITIES AND STOCKHOLDERS' EQUITY                1997         1996
                                                 ------------ ------------
 Current Liabilities:
   Accounts payable, trade                         $ 54,787     $ 42,308
   Accrued expenses -
     Salaries and benefits                            3,290        3,658
     Taxes other than income                          4,011        2,299
     Robert M. Haft judgement                           -         14,233
     Other                                           18,916       10,957
   Current portion of reserve for
     closed stores and restructuring                  3,298        3,726
   Due to affiliate                                     213          425
                                                   --------     --------
     Total Current Liabilities                       84,515       77,606
                                                   --------     --------

 Obligations Under Capital Leases                     1,684        1,636
                                                   --------     --------
 Reserve for Store Closings and
   Restructuring                                      6,243       14,149
                                                   --------     --------
     Total Liabilities                               92,442       93,391
                                                   --------     --------

 Commitments and Contingencies

 Stockholders' Equity:
   Common stock, par value $.01 per share;
     20,000,000 shares authorized, 5,612,611
     shares issued                                       56           56
   Notes receivable, net of discount                    -           (115)
   Paid-in capital                                   43,809       43,809
   Unrealized investment losses                         -             (6)
   Retained earnings                                 46,041       46,901
   Treasury stock, 323,638 and
     223,638 shares of common
     stock, at cost, respectively                    (5,451)      (3,184)
                                                   --------     --------

     Total Stockholders' Equity                      84,455       87,461
                                                   --------     --------


 Total Liabilities and Stockholders'
   Equity                                          $176,897     $180,852
                                                   ========     ========


                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                    Years Ended
                                      ---------------------------------------
                                        February 1,  February 3,  January 28,
                                          1997         1996         1995
                                      ------------ ------------ ------------
                                       (52 weeks)   (53 weeks)   (52 weeks)
 Sales                                  $287,737     $283,475     $305,606
 Interest and other income                 1,007        2,936        2,289
                                        --------     --------     --------
                                         288,744      286,411      307,895
                                        --------     --------     --------

 Expenses:
   Cost of sales, store
     occupancy and warehousing           233,847      231,837      248,012
   Selling and administrative             54,430       50,993       62,208
   Depreciation and amortization           5,707        5,415        5,176
   Interest expense                        1,115        1,279          965
   Closed store charge (reversal)         (1,052)      (6,743)      18,865
   Restructuring charge (reversal)        (3,865)      (2,051)         -
                                        --------     --------     --------
                                         290,182      280,730      335,226
                                        --------     --------     --------

Income(loss)before income taxes           (1,438)       5,681      (27,331)

Income taxes (benefit)                      (578)       1,977       (7,951)
                                        --------     --------     --------

Net income (loss)                       $   (860)    $  3,704     $(19,380)
                                        ========     ========     ========


Weighted average common share and
  common share equivalents outstanding     5,344        5,399        5,389
                                        ========     ========     ========

Per share data:

Net income (loss)                       $   (.16)    $    .69     $  (3.60)
                                        ========     ========     ========


                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                     Years Ended
                                       --------------------------------------
                                        February 1,  February 3,  January 28,
                                           1997         1996         1995
                                       ------------ ------------ -----------
                                        (52 weeks)   (53 weeks)   (52 weeks)
 Common Stock:
   Balance, beginning and end of period  $     56     $     56     $     56
                                         ========     ========     ========


 Note Receivable, Net of Discount:
   Balance, beginning of period          $   (115)    $   (103)    $    (92)
     Acquisition of treasury shares           115          -            -
     Amortization of discount                 -            (12)         (11)
                                         --------     --------     --------
   Balance, end of period                $    -       $   (115)    $   (103)
                                         ========     ========     ========


 Deferred Compensation:
   Balance, beginning of period          $    -       $    -       $ (1,424)
     Recognition/write-off of
       compensation                           -            -          1,424
                                         --------     --------     --------
   Balance, end of period                $    -       $    -       $    -
                                         ========     ========     ========


 Paid-in Capital:
   Balance, beginning and end of period  $ 43,809     $ 43,809     $ 43,809
                                         ========     ========     ========

 Unrealized Investment Losses:           $    -       $     (6)    $   (448)
                                         ========     ========     ========

 Retained Earnings:
   Balance, beginning of period          $ 46,901     $ 43,197     $ 62,577
     Net income (loss)                       (860)       3,704      (19,380)
                                         --------     --------     --------
   Balance, end of period                $ 46,041     $ 46,901     $ 43,197
                                         ========     ========     ========

 Treasury Stock:
   Balance, beginning of period          $ (3,184)    $ (3,184)    $ (3,184)
     Acquisition of treasury shares        (2,267)         -            -
                                         --------     --------     --------
   Balance, end of period                $ (5,451)    $ (3,184)    $ (3,184)
                                         ========     ========     ========

 Shares of Common Stock Outstanding:
   Balance, beginning of period             5,389        5,389        5,389
     Acquisition of treasury shares          (100)         -            -
                                         --------     --------     --------
   Balance, end of period                   5,289        5,389        5,389
                                         ========     ========     ========


                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                     Years Ended
                                       --------------------------------------
                                        February 1,  February 3,  January 28,
                                           1997         1996         1995
                                       ------------ ------------ ------------
                                        (52 weeks)   (53 weeks)   (52 weeks)
 Cash Flows from Operating Activities:
   Net income (loss)                     $   (860)    $  3,704     $(19,380)
   Adjustments to reconcile net income
     (loss) to net cash used in
     operating activities:
     Depreciation and amortization          5,707        5,415        5,176
     Deferred compensation                    -            -          1,424
     Provision for (reversal
       of) closed stores
       and restructuring charge            (4,917)      (8,794)      18,865
   Changes in assets and liabilities:
     Accounts receivable                   (4,021)         601          911
     Merchandise inventories               (7,844)         241      (25,070)
     Prepaid and refundable income taxes   (2,331)      (1,471)         -
     Other current assets                  (2,261)        (272)         408
     Other assets                          (1,444)         (30)         176
     Accounts payable, trade               12,479      (13,387)     (14,996)
     Accrued expenses                       9,861       (5,668)      16,627
     Payment to Robert M. Haft            (14,749)         -            -
     Due to affiliate                        (212)         315           46
     Income taxes payable                     -         (5,046)       2,700
     Deferred income taxes                  4,521        4,873      (12,790)
     Reserve for closed stores
       and restructuring                   (2,865)      (3,426)      (1,208)
                                         --------     --------     --------
       Net cash used in
         operating activities            $ (8,936)    $(22,945)    $(27,111)
                                         --------     --------     --------

 Cash Flows from Investing Activities:
   Capital expenditures                  $ (7,800)    $ (6,816)    $ (3,716)
   Purchases of United States Treasury
     Bills                                    -        (51,497)     (26,381)
   Dispositions of United States
     Treasury Bills                         2,009       49,494       55,872
   Maturities of United States Treasury
     Bills                                    -            -          9,897
   Purchases of United States
     Treasury Notes                           -         (2,200)    (106,373)
   Dispositions of United
     States Treasury Notes                    -         19,200       96,203
   Purchases of corporate notes               -            -         (1,541)
   Sales of corporate notes                   -          2,750        4,412


                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                             (dollars in thousands)


                                                                 Years Ended
                                                   --------------------------------------
                                                      February 1,  February 3,  January 28,
                                                        1997         1996         1995
                                                    ------------ ------------ ------------
                                                     (52 weeks)   (53 weeks)   (52 weeks)
 Cash Flows from Investing Activities
   (continued):
   Purchases of United States
     Agency Notes                                          -            -         (1,492)
   Sales of Unites States Agency Notes                     -            -            195
   Maturities of United States
     Agency Notes                                          -            950          -
   Dispositions of reverse repurchase
     agreements                                            -            -            (93)
   Purchases of municipal securities                       -            -         (6,124)
   Maturities of municipal securities                      550          -            -
   Sales of municipal securities                         3,612       10,216        9,560
                                                      --------     --------     --------
       Net cash provided by(used in)
         investing activities                         $ (1,629)    $ 22,097     $ 30,419
                                                      --------     --------     --------

 Cash Flows from Financing Activities:
   Principal payments under
     capital lease obligations                        $    -       $    (24)    $    (30)
   Payment to Robert M. Haft for
     treasury shares                                    (2,146)         -            -
                                                      --------     --------     --------
       Net cash used in financing
         activities                                   $ (2,146)    $    (24)    $    (30)
                                                      --------     --------     --------

 Net Increase (Decrease) in
   Cash and Equivalents                               $(12,711)    $   (872)    $  3,278
 Cash and Equivalents at Beginning
   of Year (Note 1)                                     28,762       29,634       26,356
                                                      --------     --------     --------
 Cash and Equivalents at End
   of Year (Note 1)                                   $ 16,051     $ 28,762     $ 29,634
                                                      ========     ========     ========

 Supplemental Disclosures of Cash Flow Information:
   Cash paid (refunded) during the year for:
     Interest                                         $ 2,016      $    377     $    316
     Income taxes                                      (2,755)        3,129        2,111

 Supplemental Disclosure of Non Cash Activities:
   Write-off book value of fixed assets
   to restructuring and closed store
   reserves                                           $   522      $    661     $    764

                See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


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

Risk Factors

Management believes that litigation affecting the Company has had an adverse impact on the Company's results of operations, financial position and liquidity. Management believes that the continued uncertainty relating to the control of Dart Group Corporation ("Dart"), the Company's majority shareholder, and the surrounding litigation has affected the Company's reputation among banks, vendors and landlords. The uncertainty surrounding control of Dart (and the associated effects of such uncertainty) may continue until pending litigation is adjudicated or settled.

In the past, the Company generally funded its requirements for working capital and capital expenditures with net cash generated from operations and existing cash resources. However, the Company's cash and short-term investments (including marketable debt securities) decreased by approximately $18.9 million in fiscal 1997, resulting primarily from the $16.9 million payment of satisfaction of a judgement awarded to Robert M. Haft (the "RMH Judgement") and expenditures for store closings and the opening of new superstores.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995



The Company's primary capital requirements relate to new store openings and investments in management information systems. The Company believes that the costs required for opening a new store generally approximate $800,000, including inventory purchases, net of accounts payable, and the costs of store fixtures and leasehold improvements, net of landlord contributions. During fiscal 1998, the Company expects to open approximately 40 Super Crown Book stores (but may open fewer stores) requiring expenditures of approximately $32.0 million. As of February 1, 1997, the Company had entered into lease agreements to open nine new Super Crown Book stores. In addition, in fiscal 1998, Crown Books expects to have cash expenditures for stores that have been closed or will be closed of approximately $2.5 million.

In management's opinion, existing cash and investment resources of $16.1 million, improving inventory turnover and the revolving credit facility (see
Note 5) are adequate to fund cash flow requirements for fiscal 1998.

Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year ended February 3, 1996 included 53 weeks and all other fiscal years presented include 52 weeks.

Cash and Equivalents

Effective in fiscal 1997, and applied retroactively to all years presented herein, the Company changed its accounting policy to include only investments with a maturity of three months or less as cash equivalents. The impact of this change was to reclassify amounts previously presented in the accompanying consolidated balance sheets and statements of cash flows.

Short-term Instruments and Marketable Debt Securities

The Company's short-term instruments include United States Treasury Bills with a maturity of three months or less and money market funds. Marketable debt securities include United States Treasury Bills with a maturity greater than three months, United States Treasury Notes, corporate notes and municipal securities.

Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such determination at each

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


balance sheet date. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale.

Securities available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At February 1, 1997, the Company had no investments that qualified as trading or held-to-maturity.

The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and interest are included in interest income. Realized gains and losses are included in interest and other income. The cost of securities sold is based on the specific identification method.

Expected maturities may differ from contractual maturities because the issuers of securities may have the right to prepay obligations without prepayment penalties.

Fair Value of Financial Instruments

The fair values of current financial assets and liabilities are approximately the reported carrying amounts.

Merchandise Inventories

The Company's inventories are priced at the lower of first-in, first-out cost or market.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and equipment generally over a ten-year period using the straight-line method. Computer equipment is depreciated over a five-year period using the straight-line method. Effective February 2, 1997, the Company will change its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. This change will be made as management has determined that these costs benefit future periods. All stores and some equipment are leased. Improvements to leased premises are amortized over a ten- year period or over the term of the lease, whichever is shorter. Assets financed (primarily buildings) through asset based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


under capital lease was $441,000 and $402,000, as of February 1, 1997 and February 3, 1996, respectively.

Preopening Expenses

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred.

Advertising Expenses

The Company records the costs of advertising as expense as the costs are incurred.

Self-Insurance Programs

The Company is self-insured for certain levels of general liability, workers compensation and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the expected value of projected settlements for known and anticipated claims.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of short-term instruments, marketable debt securities and accounts receivable from vendors. The Company restricts investment of temporary cash investments to United States Treasury Bills and Notes and corporate notes and municipal securities with a high credit standing. Credit risk on accounts receivable is minimized as a result of deducting such receivables from amounts payable to the related vendors.

Earnings Per Share

Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the period. The effect of common stock equivalents were not considered in fiscal 1997 and 1995 as they were antidilutive. The difference between primary earnings per common share and fully diluted earnings per common share was not significant for the periods presented.

New Accounting Standards

The Company adopted Statement of Financial Accounting Standards ("SFAS") No.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


121, Accounting for Long Lived Assets and Long-Lived Assets to be Disposed Of and SFAS No. 123, Accounting for Stock Based Compensation, in the fiscal year ending February 1, 1997. The adoption of SFAS No. 121 did not have a material impact on the consolidated financial statements. The Company has disclosed the fair value of options granted, as permitted by SFAS No. 123, (see Note 12).

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 Earnings Per Share. SFAS 128 replaces the presentation of primary earnings per share, previously presented by the Company, with basic earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share. Fully diluted earnings per share is computed similarly to the previous requirements. The Company will be required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998 and restate all previously presented earnings per share data. The presentation of the Company's basic earnings per share under SFAS No. 128 is not materially different than the amounts presented herein as primary earnings per share.

Reclassifications

Certain reclassifications have been made to prior year statements to conform to the current year presentation.

NOTE 2 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities and for tax net operating loss carry forwards, to the extent that realization of such benefits is more likely than not.

The provision for income taxes consists of the following:

                                               (dollars in thousands)
                                                      Fiscal Year
                                         ------------------------------------
   Current:                                 1997         1996         1995
                                         ----------   ----------   ----------
     Federal                              $ (4,026)    $ (2,715)    $  3,034
     State                                  (1,020)        (474)         823
                                          --------     --------     --------
                                            (5,046)      (3,189)       3,857
   Deferred:
     Federal                                 3,433        4,191       (9,775)
     State                                   1,035          975       (2,033)
                                          --------     --------     --------
                                          $   (578)    $  1,977     $ (7,951)
                                          ========     ========     ========

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995



The effective income tax rate is reconciled to the Federal statutory rate as follows:

                                               (dollars in thousands)
                                                     Fiscal Year
                                         ------------------------------------
                                            1997         1996         1995
                                         ----------   ----------   ----------
   Federal statutory rate                   34.0%        34.0%        34.0%
   Income taxes at Federal
     statutory rate                       $   (489)    $  1,932     $ (9,293)
   Increase(decrease)in taxes
     resulting from:
       State income taxes, net of
         Federal income tax benefit            (76)         194         (800)
       Tax exempt municipal bond income        (38)        (191)        (386)
       Deferred tax valuation allowance        -            -          2,500
       Other                                    25           42           28
                                          --------     --------      -------
   Income tax provision (benefit)         $   (578)    $  1,977     $ (7,951)
                                          ========     ========     ========
   Effective tax rate                       40.2%        34.8%        29.1%
                                          ========     ========     ========

The tax effect of each type of temporary difference and carry forward that generates a significant portion of deferred tax assets is as follows:

                                                      (dollars in thousands)
                                                      February 1, February 3,
     Gross deferred Tax Assets:                          1997        1996
                                                      ----------  ----------
       Capitalized leases treated as
         operating leases for tax purposes             $    212    $    194
       Uniform capitalization of inventory                  866         755
       Reserves for closed stores and restructuring       3,098       6,031
       Straight line rent adjustments                       719         459
       Accrued legal expenses                               222         734
       Accelerated depreciation                           1,759       1,113
       Self-insurance accrual                               252         322
       Robert M. Haft judgment                              -         6,075
       Unrealized investment losses                           4           4
       Capital loss carryforward                            204         192
       Expense accruals                                     173         218
       Other                                                184         105
       Net operating loss carryforward                    3,641         -
       Alternative minimum tax credit carryforward          400         -
       Valuation allowance                               (2,500)     (2,500)
                                                       --------    --------
         Net deferred tax assets                       $  9,234    $ 13,702
                                                       ========    ========

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995



During fiscal 1997, the Company generated a $24.0 million net operating loss, of which approximately $15.0 million can be carried back to fiscal 1994 and fiscal 1995. As a result, the Company has generated a net operating loss carryforward of approximately $9.0 million which will expire in 2012. In addition, the Company has generated an alternative minimum tax credit of approximately $0.4 million, which can be used to offset future regular tax liabilities. The Company has recorded these items as deferred tax assets, which will be realized through future pretax earnings. During fiscal 1996, the Company generated a $7.2 million tax net operating loss which was fully utilized in the carryback period. The Company has a $0.5 million capital loss carryforward that will expire in 2011.

Realization of the net deferred tax assets is dependent upon the reversal of taxable temporary differences during periods when the Company has taxable income or carryback of current losses against taxable income generated in the carryback period.

Management believes that it is more likely than not that sufficient taxable income will be generated in the future, based upon the Company's ability to generate taxable earnings to realize the remaining net deferred tax asset. In management's opinion, a valuation allowance of $2.5 million is necessary for the uncertainty related to the timing of the reversal of certain of the taxable temporary differences. Management will continue to evaluate the need for a valuation allowance.

NOTE 3 - RESTRUCTURING AND CLOSED STORE RESERVES

Restructuring Reserves

In fiscal years 1993 and 1994, the Company determined that a number of the smaller Classic Crown Books stores were not competitive in an industry moving to larger stores. Consequently, the Company recorded restructuring charges totaling $12,800,000 during these two years for the anticipated costs for closing, relocating, expanding and converting existing stores to the Super Crown Books concept. These costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the restructuring reserves during the last two years was as follows:

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


                                                   (dollars in thousands)
                                                      1997        1996
                                                  ----------   ----------
Restructuring Reserve, beginning of year           $  7,025     $ 10,515
Less: Payments and charges                           (1,653)      (1,439)
      Reversal of reserves                           (3,865)      (2,051)
                                                   --------     --------
Restructuring Reserve, end of year                 $  1,507     $  7,025
                                                   ========     ========

In fiscal 1997 and 1996, the Company reversed a portion of the restructuring reserve as a result of (i) management's decision not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining restructuring reserve relates to 14 stores, of which four have been closed as of February 1, 1997, with lease obligations ranging from one to 96 months. The lease obligation allocable to related party leases is approximately $474,000. The restructuring reserve is expected to be utilized as follows:

                             (dollars in thousands)
                           Lease           Leasehold
           Fiscal       Obligations      Improvements
            Year      (Cash Outflows)     & Fixtures         Total
          --------    ---------------    ------------     -----------
            1998         $     532         $     164       $     696
            1999               269                 6             275
            2000               215                19             234
            2001                66               -                66
            2002                59               -                59
            2003-2005          177               -               177
                         ---------         ---------       ---------
            Total        $   1,318         $     189       $   1,507
                         =========         =========       =========

Since the recorded restructuring reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amounts of costs associated with store closings may be different from the reserve.

Store Closing Reserve

The Company continually evaluates its store operations and the need to close stores that do not perform satisfactorily. The Company recognizes store closing costs when management decides to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


the closed store reserves during the last two fiscal years is as follows:

                                                     (dollars in thousands)
                                                       1997           1996
                                                    -----------    ----------
Closed Store Reserve, beginning of Year              $ 10,850       $ 20,241
Less: Payments and charges                             (1,764)        (2,648)
      Reversal of reserves                             (1,052)        (6,743)
                                                     --------       --------
Closed Store Reserve, end of year                    $  8,034       $ 10,850
                                                     ========       ========

In fiscal 1997 and 1996, the Company reversed a portion of the closed store reserve as a result of (i) management's decision not to close certain stores that had been scheduled for closing, (ii) stores that were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining closed store reserve relates to 69 stores, of which 13 have been closed as of February 1, 1997, with lease obligations ranging from one to 54 months. The lease obligation allocable to related party leases is approximately $1,555,000. The closed store reserve is expected to be utilized as follows:

                          (dollars in thousands)
                          Lease           Leasehold
          Fiscal       Obligations      Improvements
           Year      (Cash Outflows)     & Fixtures         Total
         --------    ---------------    ------------     ----------
           1998         $   1,960         $    642         $  2,602
           1999             2,040              198            2,238
           2000             1,437              141            1,578
           2001               805              -                805
           2002               383               49              432
           2003-2005          284               95              379
                        ---------         --------         --------
           Total        $   6,909         $  1,125         $  8,034
                        =========         ========         ========

Since the recorded closed store reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time the store is closed, the actual costs are subject to change and may be different from the reserve. The Company will continue to evaluate the performance and future viability of its remaining stores and may close additional stores. The Company has not recorded reserves for any such future possible store closings.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995



NOTE 4 - TRANSACTIONS WITH AFFILIATES

Dart Group Corporation ("Dart") owns 52.3% of the Crown Books outstanding common stock. Dart provides certain services relating to management, general and administrative functions and charges the Company using the methods and bases described herein.

Some of the Company's general and administrative functions are obtained directly from Dart. The Company has been charged an amount which, in management's opinion, is equal to costs incurred by Dart to provide these
functions.   It is not practicable for the Company to estimate the cost it would have incurred for these services if it had operated as an unaffiliated entity.

In addition to the intercompany charges for general and administrative services, Dart charges the Company, on a monthly basis, for actual expenses which relate directly to the Company's operations. Substantially all such charges were supported by invoices from unrelated parties designating the Company as recipient of the related goods or services or were for matters related to all of Dart's affiliated companies and were allocated on a judgmental basis by management. Amounts receivable from or payable to affiliate relate to transactions made on behalf of the Company by Dart or on behalf of Dart by the Company.

In the Company's opinion, the methods used for allocating costs described above constitute a reasonable basis on which to allocate such costs.

The following table summarizes the intercompany transactions:

                                               (dollars in thousands)
                                                     Fiscal Years
                                      ---------------------------------------
                                          1997          1996          1995
                                      -----------   -----------   -----------
   Due To Affiliate,
     Beginning of Year                 $     425     $      92     $      46
                                       ---------     ---------     ---------
   Direct Expense Charges -
     Rentals (Note 7)                        294           275           261
     Salaries                              1,846         1,669           758
     Legal, rentals and other              5,683         5,110         2,864
                                       ---------     ---------     ---------
                                           7,823         7,054         3,883
                                       ---------     ---------     ---------

  Payments                                (8,035)       (6,721)       (3,837)
                                       ---------     ---------     ---------

  Due To Affiliate, End of Year        $     213     $     425     $      92
                                       =========     =========     =========

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995



All transactions with Dart included above are made free of interest and under current payment terms that, in management's opinion, are comparable to those with unrelated parties. The average balances of amounts due to affiliate were $188,000, $553,000, and $380,000 for fiscal 1997, 1996 and 1995, respectively.

NOTE 5 - CREDIT AGREEMENT

On September 12, 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $50 million. The Company intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. The agreement has an original term of three years. Borrowings under the credit facility include revolving loans and letters of credit which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%. Interest on prime rate borrowings is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for subsequent one to six month periods. LIBOR loans may be converted to prime rate loans and vice versa. The agreement includes a facility fee of .25% on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months.

Borrowings under the credit facility are secured by the Company's inventory, accounts receivable and proceeds from the sale of such assets of the Company. The credit facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. The Company may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company. During fiscal 1997 the Company began borrowing under the credit facility. The maximum borrowings outstanding at any one time during fiscal 1997 were $15,621,000 and there was no outstanding balance as of February 1, 1997. The Company had $25.0 million available for borrowing at February 1, 1997. In connection with its expansion plans, the Company anticipates increasing its borrowing under its revolving credit facility, subject to certain limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, the Company is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


$70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, the Company is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. The average borrowings (calculated from the inception of the agreement) and weighted average interest rate for fiscal 1997 were $4,263,000 and 8.25%.

NOTE 6 - SETTLEMENT WITH RONALD S. HAFT

On October 6, 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). The RSH Settlement transactions are subject to legal challenges. See Note 9. If sustained, the RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees (the "Voting Trustees") under a Voting Trust Agreement, by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 29, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

As part of the RSH Settlement, Ronald S. Haft consented to the termination of all of his outstanding stock options to purchase up to 10,000 shares of Crown Books common stock.

NOTE 7 - COMMITMENTS

Lease Commitments

The Company leases stores, warehouses, leasehold improvements, fixtures and equipment. Renewal options are available on the majority of leases. In some instances, store leases require the payment of contingent rentals and license fees based on sales in excess of specified minimums. Certain properties are subleased with various expiration dates.

Following is a schedule by fiscal year of future minimum payments under capital leases and noncancelable operating leases for warehouses and stores (excluding sublease income) which have initial or remaining terms in excess of one year at February 1, 1997. The imputed interest rate on capital leases is 20.5% in the aggregate.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


                                               (dollars in thousands)
       Fiscal                            Capital Leases           Operating
        Year                       (see Related Party Leases)       Leases
       ------                      --------------------------     ----------
         1998                                $    304                26,330
         1999                                     334                22,129
         2000                                     334                17,731
         2001                                     334                16,404
         2002                                     334                13,153
         2003-2010                              6,228                39,340
                                             --------              --------
         Total                                  7,868              $135,087
                                                                   ========
         Less: Imputed interest                 6,184
                                             --------
         Present value of net minimum
           lease payments                       1,684
         Less: Current maturities                 -
                                             --------
         Long-term capital lease
           obligations                       $  1,684
                                             ========

The above table includes $2,150,000 for store operating leases where the store has been closed and the lease obligation has been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been reduced by total future minimum sublease rentals of $899,000 receivable in the future under six leases.

Rent expense for operating leases is as follows:

                                              (dollars in thousands)
                                                    Fiscal Year
                                       -----------------------------------
                                          1997         1996         1995
                                       ----------   ----------   ---------
Minimum rentals                        $  23,640    $  20,695    $  21,401
Contingent rentals                            32          143          174
                                       ---------    ---------    ---------
                                       $  23,672    $  20,838    $  21,575
                                       =========    =========    =========

Related Party Leases

Members of the Haft family beneficially own all the issued and outstanding voting stock of Dart. Under the RSH Settlement, a majority of Dart's voting stock is held in a voting trust for Ronald S. Haft as beneficial owner. Of the Company's 168 stores as of February 1, 1997, seven are leased from entities in which the Haft family members own substantially all the beneficial interests. These seven lease agreements with the Haft family provide for various termination dates which, assuming renewal options are exercised, range from 1997 to 2029, and require the payment of future minimum rentals aggregating

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


$39,121,000 at February 1, 1997. These agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the lease commitments table above. In addition, three closed stores have lease agreements with Haft-owned entities with various termination dates from 1997 to 2002 and require future minimum rentals aggregating $789,000 at February 1, 1997. Annual fees and rentals included in the consolidated statements of operations for leases involving the Haft family were $1,985,000, $2,406,000, and $2,296,000 for 1997, 1996 and 1995, respectively.

The Company subleases from Dart 28,000 square feet of a warehouse and office facility located in Landover, Maryland which it shares with Trak Auto
Corporation ("Trak Auto"), an affiliate of Dart.   The  sublease, which
commenced in 1985, is for 30 years and six months, and provides for rental payments increasing approximately 15% every five years over the term of the sublease. The annual rental is $303,000. The sublease agreement also requires payment for maintenance, utilities, insurance and taxes allocable to the space subleased. This sublease is classified as a capital lease and is the only capital lease under the caption, Capital Lease, on the lease commitment table above. Dart originally leased the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members owned all of the partnership interests. The Company's sublease is on the same terms as Dart's lease.

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

The Executive Committees of Dart, Crown Books and Trak Auto have undertaken a legal review of certain leasing arrangements and real estate related transactions between Dart, the Company or Trak Auto, on the one hand, and Haft-owned entities, on the other hand. On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit against Herbert H. Haft (Chairman of each such company) claiming breach of fiduciary duty, fraud and waste in connection with certain of these lease transactions with certain partnerships owned beneficially by members of the Haft family.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995



Employment Arrangements

The Company has entered into employment agreements with several key employees. The employment agreements are for one-year and two-year terms. The agreements are automatically extended for one to two years unless the individual is terminated with cause. The agreements provide for compensation increases following review and performance appraisal by the Compensation Committee of the Board of Directors.

NOTE 8 - BOARD OF DIRECTORS

In January 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of the Company, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against the Company. See Note 9 for a discussion of the derivative lawsuits.

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. Because Herbert
H. Haft is and Ronald S. Haft was an executive officer and director of Crown Books, on October 11, 1994, the Board of Directors of Crown Books established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert
H. Haft and Ronald S. Haft concerning issues involving Dart and Crown Books have been extensive. Accordingly, the respective Executive Committees assumed day- to-day involvement in these disputed issues and other matters affecting Dart and Crown Books, in particular matters relating to litigation to which Dart or Crown Books is a party. While the Executive Committee remains involved in the day-to-day affairs of Dart, its continuing role is dependent upon future developments.

Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established on January 4, 1994, have been compensated at a salary rate of $250 per hour plus reimbursement of expenses. Compensation paid by Dart and its subsidiaries, including the Company, to members of the respective Executive Committees for their services on those committees totaled $1,299,000 and $1,263,000 in fiscal 1997 and 1996, respectively ($423,000 and $421,000 paid by the Company in fiscal 1997 and 1996, respectively). The compensation paid by Dart and its subsidiaries, including the Company, to members of the Special Litigation Committee for their service

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


on that committee in fiscal 1995 totaled $269,000 ($121,000 paid by the Company), exclusive of expense reimbursement. There were no fees paid to the Special Litigation Committee in fiscal 1997 and 1996.

NOTE 9 - LITIGATION

Robert M. Haft Litigation

On August 21, 1996, the Company paid approximately $16,895,000 (including interest of $1,407,000) for the RMH Judgment. The Company accrued approximately $13,342,000 of the RMH Judgment in fiscal 1995 and accrued interest monthly at rates set forth in the RMH Judgment. Approximately $2,146,000 (plus interest) of the RMH Judgment was paid to Robert M. Haft for 100,000 shares of common stock of Crown Books. The Company recorded the purchase of the shares as treasury stock. The Company has filed a lawsuit against Herbert H. Haft to recover these amounts.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, and other affiliated companies.

The complaint, as amended on January 12, 1995, alleges waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the Combined Properties defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs seek an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

In November 1993, Robert M. Haft filed a lawsuit naming as defendants Herbert
H. Haft, Ronald S. Haft, Douglas M. Bregman, and Bonita A. Wilson, and also names Dart as a nominal defendant. The complaint derivatively alleges

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


interested director transactions, breach of fiduciary duty and waste in connection with the RSH Employment Agreement. Robert M. Haft also brings individual claims for breach of contract and dilution of voting rights in connection with the sale of shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft and the RSH Employment Agreement. The complaint seeks rescission of the sale of such shares and the RSH Employment Agreement, unspecified damages from the individual directors, and costs and attorneys' fees.

In September 1994, the Special Litigation Committee moved for dismissal of certain claims in these derivative lawsuits and for realignment of the parties to permit Dart to prosecute other claims in those derivative lawsuits. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning Dart related party real estate transactions, and was considering asserting additional claims, certain of which have since been asserted in subsequent litigation against Herbert H. Haft. The amended motion is still pending before the court.

In connection with the RSH Settlement, the plaintiff shareholders, Ronald S. Haft, CPI, Dart, Trak Auto and Crown Books entered into a Stipulation and Agreement of Compromise, Settlement and Release (the "Stipulation"). Pursuant to the Stipulation, the claims against Ronald S. Haft and CPI will be dismissed on the merits and with prejudice as against the shareholder plaintiffs and Dart and its subsidiaries, if the RSH Settlement and dismissal of these claims are approved by the court.

In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit is brought derivatively and names Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with the management of Crown Books. The amended complaint also alleges legal malpractice against a lawyer advising Dart at that time. Plaintiff seeks unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle have been dismissed without prejudice from this lawsuit. The amended complaint does not name as a defendant H. Ridgely Bullock, who died subsequent to the filing of the original complaint. Crown Books and other defendants have filed a motion to dismiss this lawsuit.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


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

Herbert H. Haft Proxy Litigation

Herbert H. Haft sold 172,730 shares of Dart Class B Common Stock to Ronald S. Haft on July 28, 1993 (the "Stock Sale Agreement") and Ronald S. Haft purportedly granted Herbert H. Haft an irrevocable proxy (the "Proxy") to vote these shares of stock. On June 30, 1995, Ronald S. Haft purportedly revoked the Proxy.

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy. In this action, Ronald S. Haft seeks a declaration that the Proxy is revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requests that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert H. Haft have moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment remains pending.

As part of the RSH Settlement, Dart purchased from Ronald S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury.

Section 225 Action by Robert, Gloria and Linda Haft

On October 17, 1995, Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL") filed a lawsuit (the "Section 225 Action") naming as defendants Dart and all of its directors. RGL seek an order, under Section 225 of the Delaware General Corporation Law, declaring that RGL validly removed all of Dart's directors and replaced them with three individuals (John L. Mason, Ellen V. Sigal and Michael Ryan), whom RGL purport to have elected. Such

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


purported election is premised on RGL's contention that RGL own a majority of Dart's voting stock because, they argue, (i) the 172,730 Class B shares subject to Herbert H. Haft's proxy have been purchased by Dart and may not be voted and
(ii) the shares of Class B Common Stock placed in a voting trust (the "Trust Shares") by Ronald S. Haft pursuant to the RSH Settlement also are not entitled to vote because they have been unlawfully issued or they should be deemed to be owned by Dart.

Dart's position is that this lawsuit is without merit and that the purported action by RGL to reconstitute the Board of Directors is invalid. On October 27, 1995, Dart filed a motion for summary judgment.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit naming as defendants Dart, all of its directors except Herbert H. Haft, RGL, John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft seeks a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him, were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

Dart's position is that this lawsuit, except for the declaration sought that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart, is without merit. Herbert H. Haft disagrees with Dart's position.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the court denied Herbert H. Haft's motion in its entirety. A trial date has not yet been scheduled.

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL and Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order. Without further order of the court, Dart may not (i) change

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors (Herbert H. Haft, Ronald S. Haft, Larry G. Schafran, Bonita A. Wilson and Douglas M. Bregman) or any of its subsidiaries;
(iii) change the current Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, the Standstill Order restricts certain significant corporate actions by Dart without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice.

Possible Settlements

On April 21, 1997, Dart reached a conditional settlement conditional agreement in principle with Herbert H. Haft. If the settlement contemplated by the agreement in principle is implemented, Herbert H. Haft would retire from his positions as Chairman of Dart, Shoppers Food, Trak Auto and Crown Books. Herbert H. Haft also would relinquish his claim to voting control of Dart.

Under the settlement contemplated by the conditional agreement in principle, Herbert H. Haft would sell to Dart, Trak Auto and Crown Books all of his shares of stock and stock options in these companies. The settlement also would terminate Herbert H. Haft's employment agreement with Dart and resolve all outstanding litigation and disputes between Dart and Herbert H. Haft. Herbert
H. Haft would also assign certain real estate interests to Dart.

Herbert H. Haft would receive approximately $30 million from Dart if the settlement is implemented. Herbert H. Haft would also receive an additional $11.6 million from escrowed funds previously paid by Dart to Ronald S. Haft as part of the RSH Settlement (plus $700,000 interest on those funds). The conditional agreement in principle also contemplates that Dart would make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan would be secured by such partnership's interests in three shopping centers located in suburban Washington, D.C. and would be personally guaranteed by Ronald S. Haft.

Implementation of the conditional agreement in principle is subject to the negotiation of a definitive settlement agreement satisfactory to Dart and Dart's receipt of satisfactory advice from its investment bankers. The conditional agreement in principle states that it will terminate if a definitive settlement agreement is not entered into by May 9, 1997.

The conditional agreement in principle is also conditioned on Dart's entering into a supplemental settlement with Ronald S. Haft and a comprehensive settlement with

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


RGL. Negotiations with respect to these related settlements are currently underway. Current settlement discussions contemplate that Dart, Trak Auto and Crown Books would collectively pay approximately $50 million in exchange for all of RGL's equity interests in these companies and certain real estate interests. There can be no assurance that such settlements will be reached or as to the terms or timing of any settlement, if one occurs.

Closing of the transactions contemplated by the conditional agreement in principle also is subject to (i) final and non-appealable action by the Delaware Court of Chancery or the Delaware Supreme Court approving all of the terms of the settlement, terminating certain putative derivative actions pending with respect to Dart and Crown Books in the Delaware Court of Chancery, and approving the RSH Settlement and the supplemental settlement between Dart and Ronald S. Haft, and (ii) final and non-appealable action by the U.S. Bankruptcy Court approving the effectiveness of Chapter 11 plans of reorganization for certain real estate entities owned by Haft family members.

There can be no assurance that a definitive settlement agreement between Dart and Herbert H. Haft will be entered into and that the transactions contemplated by the conditional agreement in principle will be implemented.

Any settlement with RGL (including any financing of such settlement) would require further order of the Delaware Court of Chancery under the Standstill Order and could be opposed by Herbert H. Haft if Dart does not settle with him.

A closing of any settlement with RGL would be subject to available financing and the proposed settlement with Herbert H. Haft would be subject to the receipt of advice by Dart from its financial advisor that adequate financing would be available at closing. Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million (including the loan of $10 million) contemplated by the possible settlements but are considering various options to finance them.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect upon the consolidated financial condition and results of operations of the Company.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


The Company recorded legal expenses of approximately $0.8 million, $1.1 million and $3.4 million during the years ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

NOTE 10 - INCENTIVE STOCK AGREEMENT

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

When Robert M. Haft's employment with the Company terminated in June 1993, the Company maintained that he had voluntarily terminated his employment, and therefore the Company had a right to repurchase these shares. In August 1993, Robert M. Haft filed a lawsuit against Dart, the Company and Trak Auto that, among other claims, contested the right of the Company to repurchase the shares, and alleged that the Company had terminated Robert M. Haft without cause. The jury and the court in this litigation found in favor of Robert M. Haft on these claims. On March 23, 1995, the court entered final judgement that Robert M. Haft was entitled to damages in the amount of $2,146,000, plus interest, for Robert M. Haft's claims with respect to the ISA.

As a result of this litigation the Company took a charge against earnings for the remaining unamortized deferred compensation totaling $1,424,000 (before income taxes) associated with the ISA in the year ending January 28, 1995. In addition, the Company paid Robert M. Haft approximately $2,146,000 (plus interest) for the 100,000 shares during the year ended February 1, 1997. The Company recorded the purchase of the shares as treasury stock.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


NOTE 11 - EMPLOYEES' BENEFIT PLANS

The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year's continuous employment. Annual contributions to the plan are based on a discretionary percentage of the Company's consolidated net income as defined in the plan, as determined by the Board of Directors. The Company's contribution was $240,000 for fiscal 1995. The Company did not make a contribution for fiscal 1997 and 1996.

In June 1995, the Company established a 401(k) retirement plan for all employees projected to work 1,000 hours and 90 days continuous employment. The Company is obligated to contribute an amount equal to 25% of the employees' deferrals up to 6%. The Company's contribution was approximately $120,000 and $90,000 for fiscal 1997 and 1996, respectively.

In March 1996, the Company established a nonqualified deferred compensation plan for certain officers and key employees of the Company. The Company contributes an amount equal to 25% of the employees deferral in the nonqualified deferred compensation plan and the 401(k) plan together up to 6%. The contribution was $2,000 in fiscal 1997.

NOTE 12 - STOCK OPTION PLANS

The Company has two stock option plans and accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                  (dollars in thousands, except per share date)
                                                       Fiscal Year
                                                     1997        1996
                                                  ----------  ----------
Net Income (Loss):
  As Reported                                      $   (860)   $ 3,704
  Pro Forma                                          (1,073)     3,639
Net Income (Loss) per share:
  As Reported                                      $   (.16)   $   .69
  Pro Forma                                            (.20)       .67

The effect of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995



Crown Books Corporation 1993 Stock Option Plan

The Company may grant options for up to 1,250,000 shares under the Crown Books Corporation 1993 Stock Option Plan (the "1993 Option Plan"). The 1993 Option Plan is for officers, directors and key employees and will terminate June 30, 2003. The option exercise price equals the market price on the date of grant. Options vest fully after three years and expire after five years.

Information concerning the 1993 Option Plan:

                                                          Weighted Average
                             Number      Exercise Price       per Share
                          of Options       per Share       Exercise Price
                         ------------   --------------    ----------------
Outstanding at
  January 29, 1994          87,820       $      23.00          $23.00
    Granted                 10,000              17.00           17.00
    Exercised                  -                  -               -
    Forfeited              (18,690)             23.00           23.00
                          --------       -------------         ------
Outstanding at
  January 28, 1995          79,130        17.00-23.00           22.24
    Granted                148,540        11.00-17.00           12.80
    Exercised                  -               -                  -
    Forfeited              (44,100)       11.00-23.00           18.70
                          --------       -------------         ------
Outstanding at
  February 3, 1996         183,570        11.00-23.00           15.45
    Granted                184,225        10.50-12.375          11.43
    Exercised                  -               -                  -
    Forfeited              (18,225)       11.00-23.00           14.65
                          --------       -------------         ------
Outstanding at
  February 1, 1997         349,570       $10.50-23.00          $13.56
                          ========       =============         ======

Options to purchase 111,873 shares were exercisable at February 1, 1997 and 900,430 options remained available for grant. At February 1, 1997, 81,660 of the options outstanding have exercise prices between $23 and $17 per share, with a weighted average exercise prices of $20.20 per share, a weighted average contractual life of 2.0 years and 71,478 such options are exercisable. The remaining 267,910 options outstanding have exercise prices between $10.50 and $12.375 per share, with a weighted average exercise price of $11.54 per share, a weighted average contractual life of 3.7 years and 40,395 such options are exercisable.

The weighted average fair value of options granted was $8.14 and $7.24 for options granted during fiscal 1997 and 1996 respectively. The fair value of

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996, respectively: risk free rates of approximately 6.0%; no expected dividends; expected lives of 5.0 years; and expected volatility of 75.0%.

The grant of 44,580 employee stock options by the Board of Directors (pending court approval) in December 1994 was approved by the Delaware Court of Chancery in April 1995.

Crown Books Corporation Stock Option Plan

The Crown Books Corporation Stock Option Plan (the "Option Plan") provided for option grants to officers, directors and key employees of the Company and its parent and subsidiaries. No new options could be granted after January 1, 1993.

Information concerning the Option Plan:

                               Number       Option Price    Weighted Average
                             of Options      per Share       Exercise Price
                             ----------    -------------    ----------------
Outstanding at
  January 29, 1994             262,229     $19.50-23.93         $  21.16
    Exercised                      -             -                   -
    Forfeited                  (93,419)     19.25-22.55            19.73
    Expired                    (24,063)     21.75-23.93            22.88
                               -------     ------------         --------
Outstanding at
  January 28, 1995             144,747      19.50-23.93            21.79
    Exercised                      -             -                   -
    Forfeited                   (7,458)     19.50-20.50            20.22
    Expired                    (19,758)     19.50-21.45            20.49
                               -------     ------------         --------
Outstanding at
  February 3, 1996             117,531      20.00-23.93            22.11
    Exercised                      -             -                   -
    Forfeited                   (2,904)     20.00-20.50            20.24
    Expired                    (16,933)     20.50-22.55            21.71
                               -------     ------------         --------
Outstanding at
  February 1, 1997              97,694     $20.00-23.93         $  22.24
                               =======     ============         ========

Options to purchase 97,694 shares were exercisable at February 1, 1997 and the weighted average contractual life of the options outstanding was 2.0 years.

The Board of Directors of the Company has authorized certain officers and

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             Fiscal Years Ended February 1, 1997, February 3, 1996
                              And January 28, 1995


directors of the Company to apply for loans from the Company to exercise their vested stock options. Under the plan approved by the Board, the loans must bear interest at the prime rate, adjusted annually, be secured by all of the stock acquired by exercise of the options, be repaid out of the first proceeds of sale of the stock or at the end of three years, whichever is earlier, and the borrower must demonstrate to the Company's chief financial officer both that it would be difficult to dispose of the number of shares on the open market and that he or she presents a reasonable credit risk to the Company.

NOTE 13 - INTERIM FINANCIAL DATA - (UNAUDITED)

Selected interim financial data for the years ended February 1, 1997 and February 3, 1996 are as follows:

                                  (in thousands, except per share data)
THREE MONTHS ENDED:         FEBRUARY 1,  NOVEMBER 2,    JULY 3,      MAY 4,
                               1997         1996         1996         1996
                            ----------   ----------   ----------   ----------
NET SALES                    $ 95,431     $ 63,281     $ 66,533     $ 62,492
GROSS PROFIT (1)               19,939       10,672       11,892       11,387
NET INCOME (LOSS) (3)           2,357          110       (1,536)      (1,791)
NET INCOME (LOSS) PER
  SHARE  (2)                 $    .45     $    .02         (.28)    $   (.33)

THREE MONTHS ENDED:         FEBRUARY 3,  OCTOBER 28,   JULY 29,     APRIL 29,
                               1996         1995         1995         1995
                            ----------   ----------   ----------   ----------
NET SALES                    $ 98,314     $ 60,250     $ 63,873     $ 61,038
GROSS PROFIT (1)               20,786        9,816        9,990       11,046
NET INCOME (LOSS) (3)           4,508         (670)         250         (384)
NET INCOME (LOSS) PER
  SHARE  (2)                 $    .84     $   (.12)    $    .05     $   (.07)

(1) After deduction of cost of sales, store occupancy and warehousing expenses.
(2) The sum of these amounts may not equal the annual amount because of the changes in the average number of shares outstanding during the year.
(3)      Including reversals of previously provided closed store reserves.

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

Item 10.  Directors and Executive Officers of the Registrant




Item 11.  Executive Compensation




Item 12.  Security Ownership of Certain Beneficial Owners and
          Management




Item 13.  Certain Relationships and Related Transactions

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K
          --------

(a)(1)    Financial Statements

          See Item 8.

(a)(2)    Schedules (Consolidated)

          All schedules are omitted because the required information is inapplicable or it is presented in the consolidated financial statements or related notes.

(a)(3)    Exhibits

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

   10.2   Lease Agreement dated May 26, 1981 between Combined Properties
          Corporation and Crown Books Corporation (826)(incorporated by reference to Crown Books' registration statement on Form S-1, Reg. No.
          2-83999).

   10.3   Lease Agreement dated May 26, 1981 between Bradlick, Inc. and Crown
          Books Corporation (828)(incorporated by reference to Crown Books' registration statement on Form S-1, Reg. No. 2-83999).

   10.4   Lease Agreement dated November 16, 1981 between Rolling Valley Plaza,
          Inc. and Crown Books Corporation (830)(incorporated by reference to
          Crown Books' registration statement on Form S-1, Reg. No. 2-83999).

   10.5   Lease Agreement dated May 23, 1983 between Penn-Daw Associates Limited
          Partnership and Crown Books Corporation incorporated by reference to
          Crown Books' registration statement on Form S-1, Reg. No. 2-83999).
          (834)

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K (Continued)
          --------------------

   10.6   Sublease dated December 26, 1984 between Dart Group Corporation and
          Crown Books Corporation (75th Avenue)(incorporated by reference to
          Exhibit 10(tttt) to Crown Books' 1986 Form 10-K).

   10.7   Indemnity Agreement by and between Dart Group Corporation and Crown
          Books Corporation dated June 9, 1986 (incorporated by reference to
          Exhibit 10(zzzz) to Crown Books' 1987 Form 10-K).

   10.8 1988 Crown Books Corporation Deferred Compensation Plan for Directors, effective January 1, 1988 (incorporated by reference to Exhibit
          10(ccccc) to Crown Books' 1988 Form 10-K).

   10.9   Lease agreement dated January 5, 1990 between Combined Properties
          Limited Partnership and Crown Books Corporation re: Turnpike Shopping
          Center (incorporated by reference to Exhibit 10(iiiii) to Crown Books'
          1990 Form 10-K). (815)

   10.10  Lease agreement dated January 5, 1990 between Combined Properties
          Limited Partnership and Crown Books Corporation re: the Plaza at
          Landmark (incorporated by reference to Exhibit 10(jjjjj) to Crown
          Books' 1990 Form 10-K). (165)

   10.11  Lease agreement dated January 5, 1990 between Combined Properties
          Limited Partnership and Crown Books Corporation re: Manaport Plaza
          Shopping Center (incorporated by reference to Exhibit 10(jjjjj) to
          Crown Books' 1990 Form 10-K). (804)

   10.12  Lease agreement dated October 31, 1990 between CP Acquisitions Limited
          Partnership (a Haft controlled entity) and Crown Books Corporation re:
          McLean Shopping Center (incorporated by reference to Exhibit 10(kkkkk) to Crown Books' 1991 Form 10-K).

   10.13  Lease agreement dated March 20, 1991 between Charles County Associates
          Limited Partnership (a Haft controlled entity) and Crown Books
          Corporation re: Charles County Plaza (incorporated by reference to
          Exhibit 10(mmmm) to Crown Books' 1991 Form 10-K). (833)

   10.14  Sublease agreement dated February 12, 1991 between Crown Books
          Corporation and Trak Corporation re: McLean Shopping Center
          (incorporated by reference to Exhibit 10(ppppp) to Crown Books' 1992
          Form 10-K). (Old 803)

   10.15  Lease agreement dated May 8, 1991 between Combined Properties Limited
          Partnership and Crown Books Corporation re: Montgomery Village
          (incorporated by reference to Exhibit 10(qqqqq) to Crown Books' 1992
          Form 10-K). (827)

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K (Continued)
          --------------------

   10.16  Sublease agreement dated February 19, 1992 between Crown Books
          Corporation and Trak Corporation re: Vienna (incorporated by reference to Exhibit 10(rrrrr) tp Crown Books' 1992 Form 10-K). (855)

   10.17  Second Amendment of Lease dated August 19, 1993 and Third Amendment of
          Lease dated August 30, 1993 between Combined Properties Limited
          Partnership and Super Crown Books Corporation (incorporated by reference to Exhibit 10 (wwwww) to Crown Books' 1994 Form 10-K). (165)

   10.18  Lease agreement dated August 19, 1993 between Retail Lease Acquisition
          Limited Partnership and Super Crown Books Corporation (incorporated by reference to Exhibit 10(xxxxx) to Crown Books' 1994 Form 10-K). (132)

   10.19 Crown Books Corporation 1993 Stock Option Plan (incorporated by reference to Crown Books' registration statement on Form S-8 Reg. No.
          33-78378).

   10.20  Standstill Order entered on December 6, 1995 by the Delaware Chancery
          Court in Gloria G. Haft, et al. v. Larry G. Schafran, et al. (Del. Ch.
          Civ. A. No. 14620) and Herbert H. Haft v. Dart Group Corporation, et al. (Del. Ch. Civ. A. No. 14685) (incorporated by reference to Exhibit
          99.1 to the Quarterly Report of Crown Books Corporation on Form 10-Q for the period ended October 28, 1995).

   10.21  Employment Agreement dated November 6, 1995 between Crown Books
          Corporation and Donald J. Pilch (incorporated by reference to Exhibit
          10.31 to Crown Books' 1996 Form 10-K).

   10.22  Financing Agreement, dated as of September 12, 1996 between Crown
          Books Corporation and The CIT Group/Business Credit, Inc.(incorporated by reference to Exhibit 10.1 to Crown Books' Form 10-Q filed September
          16, 1996).

   10.23  Employment Agreement dated as of February 1, 1996 between Crown Books
          Corporation and Keith W. Hammer.

   10.24  Employment Agreement dated as of October 21, 1996 between Crown Books
          Corporation and Anne Hancock.

   10.25  Employment Agreement dated February 1, 1997 between Crown Books
          Corporation and E. Steve Stevens.

   11     Statement on Computation of Per Share Net Income.


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
--------  -------------------------------------------------------
          Form 8-K (Continued)
          --------------------


   21     Subsidiaries of Crown Books Corporation.

   23     Consent of Independent Public Accountants.

   27     Schedules to the Financial Statements

(b)       Reports on Form 8-K

          During the fourth quarter of fiscal year ended February 1, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CROWN BOOKS CORPORATION


    Date: May 1, 1997          By:     E. Steve Stevens
          -----------                  ------------------------------------
                                       E. Steve Stevens
                                       President and Chief
                                         Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Date: May 1, 1997                  Herbert H. Haft
          -----------                  ------------------------------------
                                       Herbert H. Haft
                                       Chairman of the Board of Directors


    Date: May 1, 1997                  E. Steve Stevens
          -----------                  ------------------------------------
                                       E. Steve Stevens
                                       President and Chief
                                         Executive Officer


    Date: May 1, 1997                  Bonita A. Wilson
          -----------                  ------------------------------------
                                       Bonita A. Wilson
                                       Director


    Date: May 1, 1997                  Douglas M. Bregman
          -----------                  ------------------------------------
                                       Douglas M. Bregman
                                       Director


    Date: May 1, 1997                  Larry G. Schafran
          -----------                  ------------------------------------
                                       Larry G. Schafran
                                       Director


    Date: May 1, 1997                  Donald J. Pilch
          -----------                  ------------------------------------
                                       Donald J. Pilch
                                       Vice President and
                                         Chief Financial Officer

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                                 EXHIBIT INDEX


       Exhibit                                                             Page

         10.23 Employment Agreement dated as of February 1, 1996 between Crown Books Corporation and Keith W. Hammer.

         10.24 Employment Agreement dated as of October 21, 1996 between Crown Books Corporation and Anne Hancock.

         10.25 Employment Agreement dated February 1, 1997 between Crown Books Corporation and E. Steve Stevens.

         11      Statement on Computation of Per Share Net Income

         21      Subsidiaries of Crown Books Corporation

         23      Consent of Independent Public Accountants

         27      Financial Statement Schedules