Form 10-Q
period 1997-05-03
CROWN BOOKS CORP
filed 1997-06-16
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 3, 1997

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

                                 (301) 226-1200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

At June 13, 1997, the registrant had 5,288,973 shares of Common Stock, $.01 par value per share, outstanding.

                                     PART I

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

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Crown Books' annual report on Form 10-K for the fiscal year ended February 1, 1997.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED
                 (dollars in thousands, except per share data)

                                                     Thirteen Weeks Ended
                                                     ---------------------
                                                       May 3,      May 4,
                                                        1997        1996
                                                     ----------  ----------
Sales                                                 $ 66,543    $ 62,492
Interest and other income                                  113         430
                                                      --------    --------
                                                        66,656      62,922
                                                      --------    --------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                         54,870      51,105
  Selling and administrative                            14,173      12,910
  Depreciation and amortization                          1,698       1,358
  Interest expense                                         173         357
                                                      --------    --------
                                                        70,914      65,730
                                                      --------    --------

Loss before income taxes                                (4,258)     (2,808)

Income taxes (benefits)                                 (1,596)     (1,017)
                                                      --------    --------

Net loss                                              $ (2,662)   $ (1,791)
                                                      ========    ========



Weighted average common shares outstanding               5,289       5,389
                                                      ========    ========


Net loss per share                                    $   (.50)   $   (.33)
                                                      ========    ========



        The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)  (Audited)
                                                       May 3,    February 1,
ASSETS                                                  1997        1997
                                                     ----------  ----------
Current Assets:
  Cash                                                $  3,738   $   3,377
    Short-term instruments                                 762      12,674
  Accounts receivable                                    5,881       7,962
  Income taxes refundable                                4,100       3,802
  Merchandise inventories                              122,019     110,036
  Deferred income tax benefit                              868         830
  Other current assets                                   2,769       2,902
                                                      --------    --------
    Total Current Assets                               140,137     141,583
                                                      --------    --------


Property and Equipment, at cost:
  Furniture, fixtures and equipment                     37,490      36,033
  Leasehold improvements                                15,898      16,122
  Property under capital leases                          1,187       1,187
                                                      --------    --------
                                                        54,575      53,342
Accumulated Depreciation and
  Amortization                                          29,489      27,963
                                                      --------    --------
                                                        25,086      25,379
                                                      --------    --------

Deferred Income Taxes                                    9,680       8,404
                                                      --------    --------

Other Assets                                             1,966       1,531
                                                      --------    --------

Total Assets                                          $176,869    $176,897
                                                      ========    ========



      The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                    (Unaudited)  (Audited)
                                                       May 3,    February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1997        1997
                                                     ----------  ----------
Current Liabilities:
  Accounts payable, trade                             $ 49,239    $ 54,787
   Accrued expenses -

    Salaries and benefits                                3,898       3,290
    Taxes other than income                              2,935       4,011
    Other                                               16,785      18,916
  Current portion of reserve for
    closed stores and restructuring                      3,298       3,298
  Due to affiliate                                         523         213
                                                      --------    --------
    Total Current Liabilities                           76,678      84,515
                                                      --------    --------

Revolving Credit Facility                               10,840         -
                                                      --------    --------
Obligations Under Capital Leases                         1,695       1,684
                                                      --------    --------
Reserve for Closed Stores and
  Restructuring                                          5,863       6,243
                                                      --------    --------
    Total Liabilities                                   95,076      92,442
                                                      --------    --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 issued                                        56          56
  Paid-in capital                                       43,809      43,809
  Retained earnings                                     43,379      46,041
  Treasury stock, 323,638 shares of
    common stock, at cost                               (5,451)     (5,451)
                                                      --------    --------
      Total Stockholders' Equity                        81,793      84,455
                                                      --------    --------

Total Liabilities and Stockholders' Equity            $176,869    $176,897
                                                      ========    ========



      The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED

                                                      Thirteen Weeks Ended
                                                     ----------------------
                                                       May 3,      May 4,
                                                        1997        1996
                                                     ----------  ----------
Cash Flows from Operating Activities:
  Net loss                                            $ (2,662)  $  (1,791)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization                        1,698       1,358
  Changes in assets and liabilities:
    Accounts receivable                                  2,081          16
    Merchandise inventories                            (11,983)    (10,404)
    Prepaid and refundable income taxes                   (298)       (288)
    Other current assets                                   133      (2,118)
    Accounts payable, trade                             (5,548)      4,268
    Accrued expenses                                    (2,588)      3,690
    Due to affiliate                                       310        (312)
    Deferred income taxes                               (1,314)       (754)
    Other assets                                          (607)        -
    Reserve for closed stores                             (380)       (702)
                                                      --------    --------
      Net cash used in operating activities           $(21,158)   $ (7,037)
                                                      --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                $ (1,233)   $ (1,218)
                                                      --------    --------
      Net cash used in investing activities           $ (1,233)   $ (1,218)
                                                      --------    --------

Cash Flows from Financing Activities:
  Net borrowing under revolving credit facility       $ 10,840    $    -
                                                      --------    --------
      Net cash provided by financing activities       $ 10,840    $    -
                                                      --------    --------

Net Decrease in Cash and Equivalents                  $(11,551)   $ (8,255)
Cash and Equivalents at Beginning of Year               16,051      30,765
                                                      --------    --------
Cash and Equivalents at End of Period                 $  4,500    $ 22,510
                                                      ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the quarter for:
    Interest                                          $    173    $    106




        The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                          May 3, 1997 and May 4, 1996


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating discount specialty retail book stores in the United States. The stores offer books, newspapers, magazines and related accessories. The unaudited statements as of May 3, 1997 and May 4, 1996 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of May 3, 1997 and May 4, 1996 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the 13 weeks ended May 3, 1997 are not necessarily indicative of the results of operations to be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of shares of common stock and common stock equivalents (certain stock options) outstanding during the period. The effect of common stock equivalents were not considered for the periods presented as they were antidilutive. The difference between primary earnings per common share and fully diluted earnings per common share was not significant for the periods presented.

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of cost or market using the first-in, first-out method or market.

The Company takes a physical count of its store and warehouse inventories annually. The Company uses a gross profit method to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the quarter ended May 3, 1997.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED (Continued)

                          May 3, 1997 and May 4, 1996


NOTE 4 - SHORT-TERM INSTRUMENTS

The Company's short-term instruments included United States Treasury Bills with a maturity of three months or less and money market funds.

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

Borrowings under the credit facility are secured by the Company's inventory, accounts receivable and proceeds from the sale of such assets of the Company. The credit facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. The Company may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company. During fiscal 1997 the Company began borrowing under the credit facility. The maximum borrowings outstanding at any one time during the 13 weeks ended May 3, 1997 were $10,840,000 and the outstanding balance as of May 3, 1997 was $10,840,000. The Company had $14.2 million available for borrowing at May 3, 1997. In connection with its expansion plans, the Company may need to increase its borrowing under its revolving credit facility, subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, the Company is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED (Continued)

                          May 3, 1997 and May 4, 1996


thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, the Company is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. The average borrowings and weighted average interest rate for the 13 weeks ended May 3, 1997 were $2,570,000 and 8.5%.

NOTE 6 - PROPERTY, EQUIPMENT AND DEPRECIATION

Effective February 2, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods.

During the 13 weeks ended May 3, 1997, the Company recorded amortization of computer costs of approximately $116,000. The effect of capitalizing purchased computer software was to reduce the Company's loss by $1,004,000, ($.19 per share) net of income tax benefits.

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

The Company believes that its superstore concept presents growth opportunities and intends to open new Super Crown Books stores in existing and new markets. Realizing these opportunities are dependent upon the successful performance of the superstores. In the past, Super Crown Books stores have generated higher sales at converted locations as well as higher gross margins as a result of a change in product mix. The Company believes that as Super Crown Books stores mature and as the number of stores and total sales increase, operating expenses as a percentage of sales will decrease.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and close or relocate under-performing stores. The Company closed one Classic Crown Books store and one Super Crown Books store during the quarter ending May 3, 1997. The Company anticipates closing an additional 27 Classic Crown Books stores and 10 non-prototype Super Crown Books stores and relocating one prototype Super Crown Books store during the remainder of fiscal 1998.

The retail book market is highly competitive. The two largest book chains continue to open additional new stores each year in the Company's markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, the Company will be challenged to improve operating results for fiscal 1998.

Liquidity and Capital Resources

Cash, including short-term instruments, has historically been the Company's primary source of liquidity. However, during the 13 weeks ended May 3, 1997, the Company borrowed under its revolving credit facility. Cash, including short-term instruments, decreased by $11,551,000 to $4,500,000 at May 3, 1997 from $16,051,000 at February 1, 1997. The decrease was primarily due to payments for increased merchandise inventory, capital expenditures and funding operating losses. The decrease was partially offset by borrowing under the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Company's revolving credit facility.

Operating activities used $21,158,000 of the Company's cash during the 13 weeks ended May 3, 1997, compared to $7,037,000 for the same period one year ago.
The increase is due primarily to payments for increased merchandise inventory and funding operating losses.

The Company used $1,233,000 for capital expenditures during the 13 weeks ended May 3, 1997 compared to $1,218,000 during the 13 weeks ended May 4, 1996.

Financing activities provided $10,840,000 to the Company during the 13 weeks ended May 3, 1997 from net borrowings under the credit facility.

The Company's primary capital requirements relate to new store openings and investments in management information systems. The Company believes that the costs incurred in opening a new store generally approximate $800,000, including inventory purchases, net of accounts payable, and the costs of store fixtures and leasehold improvements net of landlord contribution. During fiscal 1998, the Company expects to open approximately 27 to 35 Super Crown Books stores requiring cash expenditures of approximately $21.6 million to $28.0 million. During the 13 weeks ended May 3, 1997, the Company opened four Super Crown Books stores. As of June 13, 1997, the Company had entered into lease agreements to open 13 new Super Crown Books stores in fiscal 1998 and one in fiscal 1999. In addition, the Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $2.5 million in fiscal 1998.

The Company anticipates funding its requirements for working capital and capital expenditures in fiscal 1998 with cash generated from improving its inventory turnover, inventory from stores closed during fiscal 1998, improving its operations and borrowings under its existing revolving credit facility. The Company had $14.2 million available for borrowing under its revolving credit facility at May 3, 1997 (see Note 5 to the Consolidated Financial Statements). There can be no assurance that the Company will have adequate resources to meet its cash flow requirements for projected store openings if it does not improve its inventory turnover.

In connection with its expansion plans, the Company may need to increase its borrowing under its revolving credit facility, subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, the Company is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, the Company is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

thereafter, in addition to other covenants. As of February 1, 1997 and May 3, 1997 the Company's tangible net worth was $84.5 million and $81.8 million, respectively. There can be no assurance that the Company's tangible net worth will meet the requirements to increase its revolving credit facility availability above the current $25.0 million limit. There also can be no assurance that if the limit is increased above $25.0 million, that the Company will maintain the required minimum tangible net worth and that it would be able to pay down the revolving credit facility as required.

Funding of Possible Settlements

Dart has reached a conditional settlement agreement in principle with Herbert
H. Haft and is currently negotiating a possible settlement collectively with Robert M. Haft, Gloria G. Haft and Linda G. Haft as well as a possible supplemental settlement agreement with Ronald S. Haft. The aggregate payments estimated to be paid by Dart and its subsidiaries in connection with these possible settlements is approximately $90 million (including a loan of $10 million), part of which would be deferred. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto Corporation ("Trak Auto"), an affiliate of Dart, and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors.

Dart and its subsidiaries do not presently have cash available to pay the approximately $90 million contemplated by the possible settlements, but are considering various options to finance them, if they occur. Dart may use the existing cash ($41.3 million at May 3, 1997) of Shoppers Food Warehouse Corp. ("Shoppers"), a wholly owned subsidiary, and proceeds from new debt financing by Shoppers. However, there can be no assurance that Shoppers would obtain any such financing or as to the terms of any financing, if it is obtained. Trak Auto and Crown Books anticipate that they would pay their portion of the settlement obligations from borrowings under their respective credit facilities.

Results of Operations

During the 13 weeks ended May 3, 1997, the Company opened four Super Crown Books stores and closed one classic Crown Books store and one Super Crown Books store. At May 3, 1997, the Company had 170 stores, including 58 new prototype Super Crown Books stores and 54 original format Super Crown Books.

Sales of $66,543,000 for the 13 weeks ended May 3, 1997 increased by $4,051,000 or 6.5% compared to the 13 weeks ended May 4, 1996. Comparable sales (sales for stores open for 13 months) decreased 3.0% during the 13 weeks ended May 3, 1997. Sales for Super Crown Books stores represented 82.1% and 73.4% of total sales

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

for the 13 weeks ended May 3, 1997 and May 4, 1996, respectively. Super Crown Books stores sales of $54,628,000 increased 19.1% over the prior year but sales for all comparable Super Crown Books stores decreased 3.3%. Comparable sales for the new superstore prototype decreased 3.0%. The Company's superstores consist of the original superstores which are primarily 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

Interest and other income decreased by $317,000 during the 13 weeks ended May 3, 1997 when compared to the same period one year ago. The decrease was primarily due to reduced interest income as a result of the decrease in cash available for short-term investment.

Cost of sales, store occupancy and warehousing as a percentage of sales were 82.5% for the 13 weeks ended May 3, 1997 compared to 81.8% for the same period one year ago. The increase was primarily due to increased store occupancy costs and was partially offset by an increase in gross margins.

Selling and administrative expenses as a percentage of sales were 21.3% for the 13 weeks ended May 3, 1997 compared to 20.7% for the same period one year ago. The increase was due primarily to increased payroll costs and consulting fees for management information systems.

Depreciation and amortization expenses increased $340,000 for the 13 weeks ended May 3, 1997 compared to the same period one year ago as a result of increased fixed assets for the new Super Crown Book stores.

Interest expense decreased $184,000 during the 13 weeks ended May 3, 1997 primarily due to accrued interest on the Robert M. Haft judgement last year which was paid in August 1996. This decrease was partially offset by interest expenses for borrowings under the revolving credit facility in the current year.

The Company has recorded a tax benefit on the net operating loss for the 13 weeks ended May 3, 1997 of $1,596,000, as compared to a tax benefit of $1,017,000 for the same period one year ago. The Company recorded a $2,500,000 valuation allowance in fiscal year 1995 due to the uncertainty relating to the timing of the reversal of certain taxable temporary differences during the periods when the Company has taxable income. In management's opinion no additional valuation allowance is necessary at this time as the realization of the net deferred tax asset is more likely than not. The effective income tax rate was 37.5% for the 13 weeks ended May 3, 1997 compared to 36.3% for the 13 weeks ended May 4, 1996. The increase in the effective rate was primarily due to the increased net operating loss and increased state income tax benefits.

As a result of the net operating losses, the Company has a $13.9 million tax net operating loss carryforward that will expire in 2013.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

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

                                    PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Crown Books are described in its Annual Report on Form 10-K for the year ended February 1, 1997 (the "Annual Report"). There have been no material developments in any legal proceedings reported in the Annual Report.





Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

     18(a) Letter from Crown Books' independent accountants regarding a change in accounting principle or practice.

     27              Financial Data Schedule

(B)  Reports on Form 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CROWN BOOKS CORPORATION



Date:  June 16, 1997               By:  E. STEVE STEVENS
       ----------------------           ----------------------------
                                        E. STEVE STEVENS
                                        President and Chief
                                          Executive Officer


Date:  June 16, 1997               By:  DONALD J. PILCH
       ----------------------           ----------------------------
                                        DONALD J. PILCH
                                        Vice President and Chief
                                          Financial Officer