Form 10-Q
period 1997-08-02
CROWN BOOKS CORP
filed 1997-09-16
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 2, 1997
                                                        --------------

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

At September 12, 1997, the registrant had 5,288,973 shares of Common Stock, $.01 par value per share, outstanding.

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

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                         Thirteen            Twenty-six
                                        Weeks Ended          Weeks Ended
                                    -------------------  -------------------
                                    August 2,  August 3, August 2,  August 3,
                                      1997       1996      1997       1996
                                    --------   --------  --------   --------
Sales                               $ 67,018   $ 66,533  $133,561   $129,025
Interest and other income                 71        415       184        845
                                    --------   --------  --------   --------
                                      67,089     66,948   133,745    129,870
                                    --------   --------  --------   --------

Expenses:
  Cost of sales, store occupancy
    and warehousing                   56,671     54,641   111,541    105,746
  Selling and administrative          14,722     13,181    28,895     26,091
  Depreciation and amortization        1,624      1,485     3,322      2,843
  Interest expense                       526        334       699        691
                                    --------   --------  --------   --------
                                      73,543     69,641   144,457    135,371
                                    --------   --------  --------   --------

Loss before income taxes              (6,454)    (2,693)  (10,712)    (5,501)

Income taxes (benefits)               (2,279)    (1,157)   (3,875)    (2,174)
                                    --------   --------  --------   --------

Net loss                            $ (4,175)  $ (1,536) $ (6,837)  $ (3,327)
                                    ========   ========  ========   ========

Weighted average common shares
  outstanding                          5,289      5,402     5,289      5,389
                                    ========   ========  ========   ========

Net loss per share                  $   (.79)  $   (.28) $  (1.29)  $   (.62)
                                    ========   ========  ========   ========





        The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   (Unaudited)  (Audited)
                                                      August 2,  February 1,
ASSETS                                                 1997        1997
                                                    ----------  ----------
Current Assets:
  Cash                                               $  3,904    $  3,377
    Short-term instruments                                  6      12,674
  Accounts receivable                                   4,492       7,962
  Income taxes refundable                               4,445       3,802
  Merchandise inventories                             114,642     110,036
  Deferred income tax benefit                             889         830
  Other current assets                                  2,652       2,902
                                                     --------    --------
     Total Current Assets                             131,030     141,583
                                                     --------    --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                    40,475      36,033
  Leasehold improvements                               16,165      16,122
  Property under capital leases                         1,187       1,187
                                                     --------    --------
                                                       57,827      53,342
Accumulated Depreciation and Amortization              30,901      27,963
                                                     --------    --------
                                                       26,926      25,379
                                                     --------    --------

Deferred Income Taxes                                  11,891       8,404
                                                     --------    --------

Other Assets                                              560       1,531
                                                     --------    --------

Total Assets                                         $170,407    $176,897
                                                     ========    ========





      The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   (Unaudited)  (Audited)
                                                     August 2,  February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                   1997        1997
                                                    ----------  ----------
Current Liabilities:
  Accounts payable, trade                            $ 41,760    $ 54,787
  Income taxes payable                                    318         -
  Accrued expenses -
    Salaries and benefits                               3,292       3,290
    Taxes other than income                             2,475       4,011
    Other                                              17,605      18,916
  Current portion of reserve for closed
    stores and restructuring                            3,298       3,298
  Due to affiliate                                        247         213
                                                     --------    --------
      Total Current Liabilities                        68,995      84,515
                                                     --------    --------

Revolving Credit Facility                              16,487         -
                                                     --------    --------
Obligations Under Capital Leases                        1,707       1,684
                                                     --------    --------
Reserve for Closed Stores
  and Restructuring                                     5,600       6,243
                                                     --------    --------
      Total Liabilities                                92,789      92,442
                                                     --------    --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 shares issued                                56          56
  Paid-in capital                                      43,809      43,809
  Retained earnings                                    39,204      46,041
  Treasury stock, 323,638 shares of
    common stock, at cost                              (5,451)     (5,451)
                                                     --------    --------
      Total Stockholders' Equity                       77,618      84,455
                                                     --------    --------

Total Liabilities and Stockholders' Equity           $170,407    $176,897
                                                     ========    ========



      The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                           Twenty-six
                                                           Weeks Ended
                                                      ---------------------
                                                       August 2,  August 3,
                                                         1997       1996
                                                      ---------- ----------
Cash Flows from Operating Activities:
  Net loss                                             $ (6,837)  $ (3,327)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                         3,322      2,843
    Interest in excess of capital lease payments             23        -
    Loss on disposal of fixed assets                        269        -
  Changes in assets and liabilities:
    Accounts receivable                                   3,470        108
    Merchandise inventories                              (4,606)    (9,078)
    Prepaid and refundable income taxes                    (643)    (1,737)
    Other current assets                                    250     (1,833)
    Accounts payable, trade                             (13,027)    12,496
    Accrued expenses                                     (2,845)       961
    Due to affiliate                                         34       (483)
    Deferred income taxes                                (3,546)      (447)
    Income taxes payable                                    318        -
    Other assets                                           (173)       -
    Reserve for closed stores                              (632)    (1,362)
                                                       --------   --------
      Net cash used in operating activities            $(24,623)  $ (1,859)
                                                       --------   --------

Cash Flows from Investing Activities:
  Capital expenditures                                 $ (4,005)  $ (3,103)
  Maturities of United States Treasury Bills                -        2,003
  Maturities of municipal securities                        -          250
  Sales of municipal securities                             -          416
                                                       --------   --------
      Net cash used in investing activities            $ (4,005)  $   (434)
                                                       --------   --------

Cash Flows from Financing Activities:
  Net borrowing under revolving credit facility        $ 16,487   $    -
                                                       --------   --------
      Net cash provided by financing activities        $ 16,487   $    -
                                                       --------   --------

Net Decrease in Cash and Equivalents                   $(12,141)  $ (2,293)
Cash and Equivalents at Beginning of Year                16,051     28,762
                                                       --------   --------
Cash and Equivalents at End of Period                  $  3,910   $ 26,469
                                                       ========   ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                           $    699   $    209




        The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       August 2, 1997 and August 3, 1996
                                  (Unaudited)


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating discount specialty retail book stores in the United States. The stores offer books, newspapers, magazines and related accessories. The unaudited statements as of August 2, 1997 and August 3, 1996 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of August 2, 1997 and August 3, 1996 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the 13 weeks ended August 2, 1997 are not necessarily indicative of the results of operations to be achieved for the full fiscal year.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of shares of common stock. Common Stock equivalents are antidilutive for all periods presented. The effect of common stock equivalents were not considered for the periods presented as they were antidilutive. The difference between primary earnings per common share and fully diluted earnings per common share was not significant for the periods presented.

NOTE 3 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of cost or market using the first-in, first-out method or market.

The Company takes a physical count of its store and warehouse inventories annually. The Company uses a gross profit method to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the quarter ended August 2, 1997.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                       August 2, 1997 and August 3, 1996
                                  (Unaudited)




NOTE 4 - CREDIT AGREEMENT

On September 12, 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $50.0 million. The Company intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. The agreement has an original term of three years. Borrowings under the credit facility include revolving loans and letters of credit which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%. Interest on prime rate borrowings is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for subsequent one to six month periods. LIBOR loans may be converted to prime rate loans and vice versa. The agreement includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months.

Borrowings under the credit facility are secured by the Company's inventory, accounts receivable and proceeds from the sale of such assets of the Company. The credit facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. The Company may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company. During fiscal 1997 the Company began borrowing under the credit facility. The maximum borrowings outstanding at any one time during the 26 weeks ended August 2, 1997 were $22,148,000 and the outstanding balance as of August 2, 1997 was $16,487,000. The Company had $8.5 million available for borrowing at August 2, 1997. In connection with its expansion plans, the Company will need to increase its borrowing under its revolving credit facility, subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, the Company is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, the Company is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. The average borrowings and weighted average interest rate for the 26 weeks ended August 2, 1997 were $8,148,000 and 8.5%.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                       August 2, 1997 and August 3, 1996
                                  (Unaudited)


NOTE 5 - PROPERTY, EQUIPMENT AND DEPRECIATION

Effective February 2, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods.

During the 26 weeks ended August 2, 1997, the Company recorded amortization of computer costs of approximately $268,000. The effect of capitalizing purchased computer software was to reduce the Company's loss by $1.8 million ($.34 per share) net of income tax benefits.

NOTE 6 - SUBSEQUENT EVENT

Settlement with Robert, Gloria and Linda Haft

On August 18, 1997, the Company and Dart Group Corporation ("Dart"), which owns 52.3% of the Company's outstanding common stock, entered into an agreement to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively, "RGL").

The transactions contemplated by the RGL Settlement between Dart and RGL include: the purchase by Dart from RGL (or related parties) of 104,976 shares of Dart Class B Common Stock and 77,244 shares of Dart Class A Common Stock; the termination of options held or claimed by RGL to purchase a total of 283,750 shares of Dart Class A Common Stock; the termination of putative options to purchase 15 shares of Dart/SFW Corp., and the termination of a small number of options to purchase shares of common stock of the Company and Trak Auto Corporation ("Trak Auto"), an affiliate of Dart. Dart will pay RGL a total of approximately $41.0 million in connection with these transactions.

The RGL Settlement also contemplates the completion of bankruptcy plans of reorganization for the partnerships owning Dart's headquarters building in Landover, Maryland and a warehouse leased by Trak Auto, in Bridgeview, Illinois. Under these bankruptcy plans, Dart will pay a total of $4.4 million (50% of which would be offset by the release to Dart of funds previously escrowed for Ronald Haft) to Robert and Linda G. Haft for their interests in these two partnerships, and a total of $7.0 million to reduce outstanding institutional mortgage loans on these properties, which will thereafter be wholly-owned by Dart affiliates.

The RGL Settlement requires a supplemental settlement arrangement between Dart and Ronald S. Haft, which has not yet been completed and which cannot be assured. The closing of these transactions is scheduled for late September, subject to the satisfaction of various conditions. Closing of these

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                       August 2, 1997 and August 3, 1996
                                  (Unaudited)


transactions cannot be assured.

The RGL Settlement, if consummated, would result in the termination of the pending claim by RGL to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries.

A small portion of the cost of these transactions may be allocated to the Company.

Settlement Discussions with Herbert H. Haft

The previously-announced settlement discussions between Dart and Herbert H. Haft have not produced a final settlement agreement at this time, though discussions are continuing. There can be no assurance that a settlement between Dart and Herbert H. Haft will be entered into or that, even if a settlement agreement with Herbert H. Haft is entered into, that the settlement transaction will close.

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

The Company believes that its superstore concept presents growth opportunities and intends to open new Super Crown Books stores in existing and new markets. Realizing these opportunities is dependent upon the successful performance of the superstores and adequate liquidity. In the past, Super Crown Books stores have generated higher sales at converted locations as well as higher gross margins as a result of a change in product mix. During the last three fiscal quarters, the new prototype superstores have performed below the Company's expectations. The Company is considering certain revisions to the new superstore prototype that may enhance its performance. Without a significant improvement in the performance of all superstores, the Company would not expect operating expenses, as a percentage of sales, to decrease as the new stores mature.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and close or relocate under-performing stores. The Company closed six Classic Crown Books store and two Super Crown Books store during the 26 weeks ending August 2, 1997. The Company anticipates closing an additional seven Classic Crown Books stores and two non-prototype Super Crown Books stores and relocating one prototype Super Crown Books store during the remainder of fiscal 1998.

The retail book market is highly competitive. The two largest book chains continue to open additional new stores each year in the Company's markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, the Company will be significantly challenged to improve operating results for fiscal 1998.

Dart and Crown Books have had preliminary discussions with certain third parties concerning the possible sale of Dart's 52.3% interest in Crown Books or the sale of all Crown Books. There can be no assurance that any such discussions will continue or will result in any agreement for any such sale or as to the terms or timing of any such sale, if one occurs.

Liquidity and Capital Resources

Cash, including short-term instruments, has historically been the Company'S primary source of liquidity. However, during the 26 weeks ended August 2,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

1997, the Company borrowed under its revolving credit facility. Cash, including short-term instruments, decreased by $12,141,000 to $3,910,000 at August 2, 1997 from $16,051,000 at February 1, 1997. The decrease was primarily due to payments for increased merchandise inventory, capital expenditures and funding operating losses. The decrease was partially offset by borrowing under the Company's revolving credit facility.

Operating activities used $24,623,000 of the Company's cash resources for the 26 weeks ended August 2, 1997, compared to $1,859,000 for the same period one year ago. The cash was used primarily for payments for merchandise inventory and funding current operating losses.

The Company used $4,005,000 for capital expenditures during the 26 weeks ended August 2, 1997 compared to capital expenditures of $3,103,000 during the 26 weeks ended August 3, 1996.

Financing activities provided $16,487,000 to the Company during the 26 weeks ended August 2, 1997 from net borrowings under the credit facility.

The Company's primary working capital and capital requirements relate to new store openings and investments in management information systems. The Company believes that the net cash expenditures incurred in opening a new store generally approximate $800,000, including purchases of inventory, net of accounts payable, and the costs of store fixtures and leasehold improvements, net of landlord contributions. During fiscal 1998, the Company expects to open approximately 25 Super Crown Books stores requiring cash expenditures of approximately $20.0 million. As of September 12, 1997, the Company opened nine Super Crown Books stores and had entered into lease agreements to open 16 new Super Crown Books stores in fiscal 1998 and four in fiscal 1999 and one signed agreement for additional space in an existing store in fiscal 1998. In addition the Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $2.5 million in fiscal 1998.

The Company anticipates funding its requirements for working capital and capital expenditures in fiscal 1998 with cash generated from improving its inventory turnover, inventory from stores closed during fiscal 1998, income tax refunds and borrowings under its existing revolving credit facility. The Company had $8.5 million available for borrowing under its revolving credit facility at August 2, 1997 (see Note 5 to the Consolidated Financial Statements). As of August 2, 1997, the Company had not improved its inventory turnover on an ongoing basis. Without a significant improvement in the Company's inventory turnover, the Company may not have adequate liquidity to continue its expansion plans.

In connection with its expansion plans, the Company will need to increase its borrowing under its revolving credit facility, subject to limitations contained in the loan agreement. To increase the limit from $25.0 million to $35.0 million, the Company is required to maintain a minimum tangible net

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, the Company is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. As of February 1, 1997 and August 2, 1997 the Company's tangible net worth was $84.5 million and $77.6 million, respectively. There can be no assurance that the Company's tangible net worth will meet the requirements to increase its revolving credit facility availability above the current $25.0 million limit. There also can be no assurance that if the limit is increased above $25.0 million, that the Company will maintain the required minimum tangible net worth and that it would be able to pay down the revolving credit facility as required. As of August 2, 1997, the Company's net deferred tax asset was $12.8 million. If the Company's performance does not significantly improve, the Company may conclude that it will need to reserve for the asset's recovery. If this event occurs, the Company's tangible net worth would likely decrease below $70 million and, as a result, the Company's borrowing under the credit facility would be limited to $25 million. If the Company's borrowing is limited to $25 million and the Company's performance does not sufficiently improve, then the Company intends to significantly reduce its expansion plans and take other actions to improve liquidity.

Funding of Possible Settlements

Dart and certain of its subsidiaries (including Crown Books) have entered into an agreement to settle certain litigation and enter other related transactions with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties. In addition, settlement discussions are continuing with each of Herbert H. Haft and Ronald S. Haft. The aggregate payments estimated to be paid by Dart and its subsidiaries in connection with these possible settlements, if all of them occur, would be approximately $92.0 million (including a loan of $10.0 million), part of which would be deferred. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto Corporation ("Trak Auto"), an affiliate of Dart, and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors. Crown Books anticipates that it would pay its portion of the settlement obligations from borrowings under its credit facility.

Results of Operations

During the 26 weeks ended August 2, 1997, the Company opened eight Super Crown Books stores and closed six Classic Crown Books stores and two Super Crown Books store. At August 2, 1997, the Company had 168 stores, including 115 Super Crown Books stores.

Sales of $133,561,000 for the 26 weeks ended August 2, 1997 increased by $4,536,000 or 3.5% compared to the 26 weeks ended August 3, 1996 while sales of $67,018,000 for the 13 weeks ended August 2, 1997 increased by $485,000 or

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

0.7% compared to the 13 weeks ended August 3, 1996. Comparable sales (sales for stores open for 13 months) decreased 5.6% and 8.1% during the 26 and 13 weeks, respectively. Sales for all Super Crown Books stores represented 82.3% and 82.6% of total sales for the 26 and 13 weeks ended August 2, 1997, respectively, compared to 74.7% and 75.9% for the 26 and 13 weeks ended August 3, 1996, respectively. Sales for all Super Crown Books stores of $109,974,000 and $55,339,000 for the 26 and 13 weeks ended August 2, 1997 increased 14.1% and 9.6% over the prior year and sales for comparable Super Crown Books stores decreased 6.1% and 8.6%. Comparable sales for the new superstore prototype decreased 5.8% and 8.2% for the 26 and 13 weeks ended August 2, 1997. The Company's superstores consist of the original superstores of 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

Interest and other income decreased by $661,000 and $344,000 during the 26 and 13 weeks ended August 2, 1997 when compared to the same periods one year ago. The decreases were primarily due to reduced interest income as a result of the decrease in funds available for short-term investments.

Cost of sales, store occupancy and warehousing as a percentage of sales were 83.5% and 84.6% for the 26 and 13 weeks ended August 2, 1997 compared to 82.0% and 82.1% for the same periods one year ago. The increases were due to increased store occupancy costs.

Selling and administrative expenses as a percentage of sales were 21.6% and 22.0% for the 26 and 13 weeks ended August 2, 1997 compared to 20.2% and 19.8% for the same periods one year ago. The increases were due primarily to increased payroll costs and consulting fees for new management information systems.

Depreciation and amortization expense increased $479,000 for the 26 weeks ended August 2, 1997 compared to the same period one year ago primarily due to the increase in fixed assets for new superstores and to the amortization of computer software.

Interest expense was $699,000 during the 26 weeks ended August 2, 1997 compared to $691,000 during the 26 weeks ended August 3, 1996. Interest expense during the 26 weeks ended August 2, 1997 was primarily due to interest on borrowings under the credit facility while interest expense during the 26 weeks ended August 3, 1996 was primarily due to interest on the Robert M. Haft judgement paid in August 1996.

Effect of New Financial Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share. SFAS No. 128 replaces the presentation of primary earnings per share, previously

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

presented by the Company, with basic earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to fully diluted earnings per share. Fully diluted earnings per share is computed similarly to the previous requirements. The Company will be required to adopt SFAS No. 128 in the fourth quarter of fiscal 1998 and to restate all previously presented earnings per share data. The presentation of the Company's basic earnings per share under SFAS No. 128 is not materially different than the amounts presented herein as primary earnings per share.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt SFAS No. 130 in the first quarter of fiscal 1999 and will provide the necessary disclosures.

                                    PART II

Item 1.   Legal Proceedings

Material legal proceedings pending against Crown Books are described in its Annual Report on Form 10-K for the year ended February 1, 1997 and, with respect to material developments in such earlier reported legal proceedings, see below.

Dart and certain of its subsidiaries (including Crown Books) have entered into a settlement agreement with Robert, Gloria and Linda Haft. See Note 7 to Crown Books' Consolidated Statements contained herein. This settlement, if consummated, would result in the termination of the pending claim by Robert, Gloria and Linda Haft to control Dart and the settlement of all litigation between them and Dart and its subsidiaries, including Crown Books.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Meeting") was held on June 27, 1997. At the Meeting Crown Books' shareholders re-elected all four incumbent Directors to Crown Books' Board of Directors.

The results of the voting for the election of directors at the Meeting are set forth below.

                                                                     Number of
               Name of Nominee          Votes For                 Shares Withheld
               ---------------          ---------                 ---------------
               Herbert H. Haft          4,178,111                     633,474
               Larry G. Schafran        4,746,651                      64,934
               Bonita A. Wilson         4,746,551                      65,034
               Douglas M. Bregman       4,746,651                      64,934

Item 5.  Other Information

On September 16, 1997, the Executive Committee of the Board of Directors of Crown Books (the "Executive Committee") announced that it had ratified plans to continue its strategic restructuring of Crown Books so as to improve market share and earnings potential. In keeping with this restructuring plan, the Executive Committee also announced the appointment of Mark A. Flint, Dart's Senior Vice President and Chief Financial Officer, as Crown Books' interim Chief Operating Officer. Mr. Flint, together with members of the Executive Committee, will be more involved in Crown Books' day-to-day operations.

Item 6.        Exhibits and Reports on Form 8-K

                 (a)   Exhibits

                       Number  Document

                       27      Financing Data Schedule

                 (b)   Reports on Form 8-K

                       None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CROWN BOOKS CORPORATION



Date: September 15, 1997         By:  MARK A. FLINT
      ----------------------          ------------------------------
                                      MARK A. FLINT
                                      Treasurer


Date: September 15, 1997              DONALD J. PILCH
      ----------------------          ------------------------------
                                      DONALD J. PILCH
                                      Vice President and Chief
                                        Financial Officer