Form 10-Q
period 1997-11-01
CROWN BOOKS CORP
filed 1997-12-15
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED November 1, 1997.
                                                        ----------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                        ----------
    -----------

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

At December 15, 1997, the registrant had 5,288,973 shares of Common Stock, $.01 par value per share, outstanding.

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

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)
                                  (Unaudited)


                                     Thirteen               Thirty-nine
                                   Weeks Ended              Weeks Ended
                             -----------------------  -----------------------
                             November 1, November 2,  November 1, November 2,
                                1997        1996         1997        1996
                             ----------  -----------  ----------  -----------
Sales                         $ 65,676    $ 63,281     $199,237    $192,306
Interest and other income           10          39          194         884
                              --------    --------     --------    --------
                                65,686      63,320      199,431     193,190
                              --------    --------     --------    --------

Expenses:
  Cost of sales, store
    occupancy and
    warehousing                 59,046      52,609      170,587     158,355
  Selling and administrative    18,424      13,601       47,319      39,692
  Depreciation and
    amortization                 1,572       1,422        4,894       4,265
  Interest expense                 451         201        1,150         892
Closed store reversal             -         (1,052)        -         (1,052)
Restructuring reversal            -         (3,865)        -         (3,865)
                              --------    --------     --------    --------
                                79,493      62,916      223,950     198,287
                              --------    --------     --------    --------


Income (loss) before income
  taxes                        (13,807)        404      (24,519)     (5,097)
Income taxes (benefits)         (5,167)        294       (9,042)     (1,880)
Valuation allowance for
  deferred tax assets           16,997        -          16,997        -
                              --------    --------     --------    --------

Net income (loss)             $(25,637)   $    110     $(32,474)   $ (3,217)
                              ========    ========     ========    ========


Weighted average common
  shares outstanding             5,289       5,309        5,289       5,362
                              ========    ========     ========    ========


Net income(loss)per share     $  (4.85)   $    .02     $  (6.14)   $   (.60)
                              ========    ========     ========    ========





        The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                  (Unaudited)  (Audited)
                                                  November 1,  February 1,
ASSETS                                               1997         1997
                                                  -----------  -----------
Current Assets:
  Cash                                             $  3,708     $  3,377
    Short-term instruments                                7       12,674
  Accounts receivable                                 3,706        7,962
  Income taxes refundable                               584        3,802
  Merchandise inventories                           122,966      110,036
  Deferred income tax benefit                          -             830
  Other current assets                                3,732        2,902
                                                   --------     --------
     Total Current Assets                           134,703      141,583
                                                   --------     --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment                  41,412       36,033
  Leasehold improvements                             15,982       16,122
  Property under capital leases                       1,187        1,187
                                                   --------     --------
                                                     58,581       53,342
Accumulated Depreciation and Amortization            30,025       27,963
                                                   --------     --------
                                                     28,556       25,379
                                                   --------     --------

Deferred Income Taxes                                  -           8,404
                                                   --------     --------

Other Assets                                            620        1,531
                                                   --------     --------

Total Assets                                       $163,879     $176,897
                                                   ========     ========





      The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                 (Unaudited)  (Audited)
                                                 November 1,  February 1,
LIABILITIES AND STOCKHOLDERS' EQUITY                1997         1997
                                                 -----------  -----------
Current Liabilities:
  Accounts payable, trade                         $ 57,737     $ 54,787
  Accrued expenses
    Salaries and benefits                            3,675        3,290
    Taxes other than income                          3,561        4,011
    Other                                           19,507       18,916
  Current portion of reserve for closed
    stores and restructuring                         3,298        3,298
  Due to affiliate                                      78          213
                                                  --------     --------
      Total Current Liabilities                     87,856       84,515
                                                  --------     --------

Revolving Credit Facility                           17,167          -
                                                  --------     --------
Obligations Under Capital Lease                      1,719        1,684
                                                  --------     --------
Reserve for Closed Stores
  and Restructuring                                  5,156        6,243
                                                  --------     --------
      Total Liabilities                            111,898       92,442
                                                  --------     --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 shares issued                             56           56
  Paid-in capital                                   43,809       43,809
  Retained earnings                                 13,567       46,041
  Treasury stock, 323,638 shares of
    common stock, at cost                           (5,451)      (5,451)
                                                  --------     --------
      Total Stockholders' Equity                    51,981       84,455
                                                  --------     --------

Total Liabilities and Stockholders' Equity        $163,879     $176,897
                                                  ========     ========



      The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (Unaudited)

                                                         Thirty-nine
                                                         Weeks Ended
                                                   -----------------------
                                                   November 1, November 2,
                                                      1997        1996
                                                   ----------- -----------
Cash Flows from Operating Activities:
  Net loss                                          $(32,474)   $ (3,217)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                      4,894       4,265
    Reversal of closed stores and restructuring
      charges                                           -         (4,917)
    Valuation allowance for deferred tax assets       16,997        -
    Interest in excess of capital lease payments          35        -
    Loss on disposal of fixed assets                     935        -
  Changes in assets and liabilities:
    Accounts receivable                                4,256         (83)
    Merchandise inventories                          (12,930)    (36,671)
    Prepaid and refundable income taxes                3,218      (6,937)
    Other current assets                                (830)     (2,138)
    Accounts payable, trade                            2,950      26,107
    Accrued expenses                                     526       3,893
    Payment to Robert M. Haft                           -        (14,749)
    Due to affiliate                                    (135)       (374)
    Deferred income taxes                             (7,763)      4,993
    Income taxes payable                                -           -
    Other assets                                        (289)     (1,016)
    Reserve for closed stores                           (885)     (2,147)
                                                     -------    --------
      Net cash used in operating activities         $(21,495)   $(32,991)
                                                    --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                              $ (8,008)   $ (5,598)
  Maturities of United States Treasury Bills            -           -
  Maturities of municipal securities                    -            550
  Sales of municipal securities                         -          3,611
                                                    --------    --------
      Net cash used in investing activities         $ (8,008)   $ (1,437)
                                                    --------    --------

Cash Flows from Financing Activities:
  Net borrowing under revolving credit facility     $ 17,167    $  9,368
  Payment to Robert M. Haft for treasury shares         -         (2,146)
                                                    --------    --------
      Net cash provided by financing activities     $ 17,167    $  7,222
                                                    --------    --------

Net Decrease in Cash and Equivalents                $(12,336)   $(27,206)
Cash and Equivalents at Beginning of Year             16,051      30,765
                                                    --------    --------
Cash and Equivalents at End of Period               $  3,715    $  3,559
                                                    ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                        $  1,150    $    892
    Income taxes(refund)                             ( 4,500)       -

        The accompanying notes are an integral part of these statements.

                  CROWN BOOKS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    November 1, 1997 and November 2, 1996
                                 (Unaudited)


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating discount specialty retail book stores in the United States. The stores offer books, newspapers, magazines and related accessories. The unaudited statements as of November 1, 1997 and November 2, 1996 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position as of November 1, 1997 and November 2, 1996 and the results of operations and cash flows for the periods indicated.

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

The results of operations for the 13 weeks ended November 1, 1997 are not necessarily indicative of the results of operations to be achieved for the full fiscal year.

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

The Company takes a physical count of its store and warehouse inventories annually. The Company uses a gross profit method to determine inventories for quarters when complete physical counts are not taken. The Company did not take a physical inventory for the quarter ended November 1, 1997.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     November 1, 1997 and November 2, 1996
                                  (Unaudited)


NOTE 4 - INCOME TAXES

During the 13 weeks ended November 1, 1997, the Company concluded that it was more likely than not that the Company would not realize deferred income tax benefits of approximately $17.0 million as a result of ongoing net operating losses. Accordingly, the Company increased its valuation allowance for deferred tax assets from $2.5 million to $19.5 million. The Company will continue to evaluate the need for the valuation allowance for deferred tax assets.

NOTE 5 - CREDIT AGREEMENT

On September 12, 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $50.0 million. While the Company's tangible net worth is less than $70.0 million, the Company is limited to borrowing a maximum of $25.0 million under the current terms of the revolving credit facility. As of November 1, 1997 the Company's tangible net worth was less than $52.0 million. As of November 2, 1996, outstanding borrowings were $9,368,000 which were paid-off as of January 1, 1997. The outstanding balance as of November 1, 1997 was $17,167,000 and the maximum borrowings outstanding at any one time during the 39 weeks ended November 1, 1997 were $22,148,000. The average borrowings and weighted average interest rate for the 39 weeks ended November 1, 1997 were $10,791,000 and 8.5%. The Company intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. The credit facility has an original term of three years. Borrowings under the credit facility include revolving loans and letters of credit which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%. Interest on prime rate borrowings is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for subsequent one to six month periods. LIBOR loans may be converted to prime rate loans and vice versa. The agreement includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months.

Borrowings under the credit facility are secured by the Company's inventory, accounts receivable and proceeds from the sale of such assets of the Company. The credit facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. The Company may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company. The Company had $7.8 million available for borrowing at November 1, 1997.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     November 1, 1997 and November 2, 1996
                                  (Unaudited)


The Company may need to increase its borrowing under its revolving credit facility, though its ability to do so is subject to conditions contained in the loan agreement that the Company does not meet. To increase the limit from $25.0 million to $35.0 million, the Company is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, the Company is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. The Company has initiated preliminary discussions with its credit facility lender to request an increase in the credit limit to $50.0 million without the tangible net worth requirement. However, there can be no assurance that such an agreement will occur.

NOTE 6 - PROPERTY, EQUIPMENT AND DEPRECIATION

Effective February 2, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods.

During the 39 weeks ended November 1, 1997, the Company recorded amortization of purchased computer software costs of approximately $394,000. The effect of capitalizing purchased computer software was to reduce the Company's loss by approximately $1,214,000 ($.23 per share) net of income tax benefits.

NOTE 7 - SETTLEMENT OF LITIGATION

Settlement with Robert, Gloria and Linda Haft

On September 26, 1997, the Company and Dart Group Corporation ("Dart"), which owns 52.3% of the Company's outstanding common stock, closed the transactions contemplated in an agreement, dated August 16, 1997, to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively, "RGL").

The transactions completed by the closing of the RGL Settlement include: the purchase by Dart from RGL (or related parties) of 104,976 shares of Dart Class B Common Stock and 77,244 shares of Dart Class A Common Stock; the termination of options held or claimed by RGL to purchase shares of Dart Class A Common Stock; the termination of putative options to purchase 15 shares of Dart/SFW Corp., and the termination of a small number of options to purchase shares of common stock of the Company and Trak Auto Corporation ("Trak Auto"), an affiliate of Dart. Dart paid RGL a total of approximately

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     November 1, 1997 and November 2, 1996
                                  (Unaudited)


$41.0 million in connection with these transactions. In addition, Dart acquired all of Robert M. Haft and Linda G. Haft's respective interest in partnerships owning Dart's headquarters building in Landover, Maryland and a warehouse leased by Trak Auto, in Bridgeview, Illinois for $4.4 million.

The closing of the RGL Settlement, resulted in the termination of the pending claim by RGL to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries.

Pursuant to the RGL Settlement, the Company dismissed all of its claims against each of RGL. In addition, approximately $45,000 of the cost of these transactions has been allocated to the Company.

Settlements with Herbert H. Haft and Ronald S. Haft

On October 16, 1997, Dart announced settlements (the "Settlements") with Herbert H. Haft and Ronald S. Haft pursuant to a settlement agreement with Herbert H. Haft (the "HHH Settlement Agreement"), a First Supplemental Settlement Agreement with Ronald S. Haft (the "First Supplemental Agreement") and a Second Supplemental Settlement Agreement with Ronald S. Haft (the "Second Supplemental Agreement"). The Settlements were subsequently approved by the Delaware Court of Chancery on November 24, 1997.

The transactions contemplated in the HHH Settlement Agreement include: the purchase by Dart from Herbert H. Haft of all his shares of, and options to purchase, Dart Class A Common Stock; that Herbert H. Haft will resign from all of his positions with Dart and its subsidiary corporations; that Herbert H. Haft will relinquish his claim to voting control of Dart; and that Herbert H. Haft will terminate his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft will be resolved. As consideration for the Settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, including $9.25 million which may be deferred until June 1, 1998 if the closing occurs before then. Dart will also make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan will be personally guaranteed by Ronald S. Haft and will be secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in an office building in Lanham, Maryland leased by a Dart subsidiary. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto and Crown Books.

The transactions contemplated in the First Supplemental Agreement include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and a warehouse leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                     November 1, 1997 and November 2, 1996
                                  (Unaudited)


on these properties, which will thereafter be wholly-owned by Dart and/or its affiliates; and Ronald S. Haft will pay $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft.

On November 19, 1997, the transactions contemplated in the First Supplemental Agreement were closed.

The closing of the settlement transactions with Herbert H. Haft are expected to occur in early 1998. There can be no assurance that the closing will occur. Under the Second Supplemental Agreement, after the closing of the transactions contemplated in the HHH Settlement Agreement Dart will be entitled to require that the shares now held in a Voting Trust for the benefit of Ronald S. Haft be transferred to Dart.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Outlook

Except for historical information, the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including the results of ongoing litigation affecting the Company, the Company's ability to open new stores and close other stores, the Company's ability to effectively compete in the retail book store industry, the effect of national and regional economic conditions, and the availability of capital to fund operations. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

During the last three years the Company's business strategy has been to pursue growth opportunities by opening new Super Crown Books stores. Realizing these opportunities is dependent upon the successful performance of the superstores and adequate liquidity. Adequate liquidity is dependent upon successfully improving store performance, improving inventory turnover and reducing expenses.

In prior years Super Crown Books stores have generated higher sales at converted locations as well as higher gross margins as a result of a change in product mix. During the last four fiscal quarters, the new prototype superstores have performed below the Company's expectations. The Company is considering certain revisions to the new superstore prototype that may enhance its performance. After considering the actual results achieved by the superstores, together with liquidity constraints, the Company has significantly reduced its expansion plans. Without a significant improvement in the performance of all superstores, the Company would not expect operating expenses, as a percentage of sales, to decrease as the new stores mature.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and close or relocate under-performing stores. The Company closed seven Classic Crown Books stores and four Super Crown Books stores and relocated one prototype Super Crown Books store during the 39 weeks ending November 1, 1997. The Company anticipates closing an additional seven Classic Crown Books stores during the remainder of fiscal 1998.

The retail book market is highly competitive. The two largest book chains continue to open additional new stores each year in the Company's markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, the Company will be significantly challenged to improve operating results.

Dart and Crown Books have had preliminary discussions with certain third parties concerning the possible sale of Dart's 52.3% interest in Crown Books or the sale of all Crown Books. There can be no assurance that any such discussions will occur or continue in the future or will result in any agreement for any such sale or as to the terms or timing of any such sale, if one occurs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Cash, including short-term instruments, has historically been the Company's primary source of liquidity. However, during the 39 weeks ended November 1, 1997, the Company borrowed under its revolving credit facility. Cash, including short-term instruments, decreased by approximately $12,336,000 to $3,715,000 at November 1, 1997 from $16,051,000 at February 1, 1997. The decrease was primarily due to payments for merchandise inventory, capital expenditures and funding continued operating losses. These decreases in cash were offset by borrowings under the Company's revolving credit facility and an income tax refund.

Operating activities used $21,495,000 of the Company's cash resources for the 39 weeks ended November 1, 1997, compared to $32,991,000 for the same period one year ago. The cash was used primarily for payments for merchandise inventory and funding current operating losses.

The Company used $8,008,000 for capital expenditures during the 39 weeks ended November 1, 1997 compared to capital expenditures of $5,598,000 during the 39 weeks ended November 2, 1996.

Financing activities provided $17,167,000 to the Company during the 39 weeks ended November 1, 1997 from net borrowings under the credit facility.

The Company's primary working capital and capital requirements relate to new store openings and investments in management information systems. The Company believes that the net cash expenditures incurred in opening a new store generally approximate $800,000, including purchases of inventory, net of accounts payable, and the costs of store fixtures and leasehold improvements,
net of landlord contributions.   As of December 15, 1997, the Company opened 26
Super Crown Books stores and relocated one prototype store during fiscal 1998 requiring cash expenditures of approximately $20.8 million. As of December 15, 1997 the Company entered into lease agreements for four Super Crown Books stores to be opened in fiscal 1999. In addition the Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $1.2 million in fiscal 1998.

The Company anticipates funding its requirements for working capital and capital expenditures over the next 12 months with cash generated from significantly improving its inventory turnover, inventory returns from stores being closed, income tax refunds and borrowings under its existing revolving credit facility. The Company had $7.8 million available for borrowing under its revolving credit facility at November 1, 1997 (see Note 5 to the Consolidated Financial Statements). As of November 1, 1997, the Company's tangible net worth was less than $52.0 million. While the Company's tangible net worth is less than $70.0 million, the Company is limited to borrowing a maximum of $25.0 million under the current terms of the revolving credit facility. The Company does not anticipate that its tangible net worth will meet the requirements to increase its borrowings under the credit facility above the current $25 million limit. The Company has initiated preliminary discussions with its credit facility lender to request an increase in its credit limit to $50.0 million without the tangible net worth requirement. However, there can be no assurance that such an agreement will occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As part of its effort to improve its inventory turns and improve liquidity, the Company is undertaking an inventory returns initiative among other steps.
Under the inventory returns initiative, the Company anticipates returning approximately $25.0 million of inventory after December 1997, in addition to its normal seasonal returns. The Company expects to substantially maintain its title selection throughout the process. If the Company does not successfully complete the inventory returns initiative described above, and continues to manage its inventory turnover at this higher rate, the Company may not have adequate liquidity for working capital and capital expenditures, including new stores.

Funding of Settlements

Dart and certain of its subsidiaries (including Crown Books) have closed an agreement to settle certain litigation and other related transactions with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties. In addition to its dismissal of claims against RGL, Crown Books' portion of that settlement was approximately $45,000.

Dart and certain of its subsidiaries have entered into agreements to settle certain litigation and certain related transactions with Herbert H. Haft and Ronald S. Haft. As consideration for the Settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, including $9.25 million which may be deferred until June 1, 1998 if the closing occurs before then. Dart will also make a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan will be personally guaranteed by Ronald S. Haft and will be secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in an office building in Lanham, Maryland leased by a Dart subsidiary. It is anticipated that Dart would pay substantially all of this amount, though a portion (yet to be determined) could be allocated to Trak Auto Corporation ("Trak Auto"), an affiliate of Dart, and Crown Books. Allocation of any actual settlement obligations among the companies would be in proportion to reflect relative benefits each company receives, as determined by their boards of directors after consultation with outside advisors. Crown Books anticipates that it would pay its portion of the settlement obligations from borrowings under its credit facility.

Results of Operations

During the 39 weeks ended November 1, 1997, the Company opened 18 Super Crown Books stores, relocated one prototype Super Crown Books store and closed seven Classic Crown Books stores and four Super Crown Books stores. At November 1, 1997, the Company had 174 stores, including 123 Super Crown Books stores.

Sales of $199,237,000 for the 39 weeks ended November 1, 1997 increased by $6,931,000 or 3.6% compared to the 39 weeks ended November 2, 1996 while sales of $65,676,000 for the 13 weeks ended November 1, 1997 increased by $2,395,000 or 3.8% compared to the 13 weeks ended November 2, 1996. Comparable sales (sales for stores open for 13 months) decreased 5.7% and 6.1% during the 39 and 13 weeks, respectively. Sales for Super Crown Books

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

stores of $165,247,000 and $55,250,000 for the 39 and 13 weeks ended November 1, 1997 increased 13.1% and 11.6%, respectively, over the prior year and sales for comparable Super Crown Books stores decreased 6.3% and 6.6%, respectively. Comparable sales for the new superstore prototype decreased 6.3% and 7.3% for the 39 and 13 weeks ended November 1, 1997. The Company's superstores consist of the original superstores of 6,000 to 10,000 square feet and the new superstore prototype targeted to occupy 15,000 square feet.

Interest and other income decreased by $690,000 and $29,000 during the 39 and 13 weeks ended November 1, 1997 when compared to the same periods one year ago. The decreases were primarily due to reduced interest income as a result of the decrease in funds available for short-term investments.

Cost of sales, store occupancy and warehousing as a percentage of sales were 85.6% and 89.9% for the 39 and 13 weeks ended November 1, 1997 compared to 82.3% and 83.1% for the same periods one year ago. The increases were primarily due to decreased store margins as a result of increased promotional discounts, obsolete inventory reserves and increased shrink reserves. The increases were also due to increased store occupancy costs in new stores and the effect of the decline in comparable sales on occupancy costs in existing stores.

Selling and administrative expenses as a percentage of sales were 23.7% and 28.1% for the 39 and 13 weeks ended November 1, 1997 compared to 20.6% and 21.5% for the same periods one year ago. The increases were due primarily to increased payroll and advertising costs and the ongoing cost of implementing new management information systems and other consulting fees.

Depreciation and amortization expense increased $629,000 for the 39 weeks ended November 1, 1997 compared to the same period one year ago primarily due to the increase in fixed assets for new superstores and to the amortization of computer software.

Interest expense was $1,150,000 during the 39 weeks ended November 1, 1997 compared to $892,000 during the 39 weeks ended November 2, 1996. Interest expense during the 39 weeks ended November 1, 1997 was primarily due to interest on borrowings under the credit facility while interest during the 39 weeks ended November 2, 1996 was primarily due to interest on the Robert M. Haft judgement which was paid in August 1996.

During the 39 weeks ended November 1, 1997, the Company increased its valuation allowance for deferred income tax assets by $17.0 million (see Note 4 to the Consolidated Financial Statements).

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

Consummation of Settlement with Robert, Gloria and Linda Haft

On September 26, 1997 Dart Group Corporation ("Dart") closed the transactions contemplated in the Settlement Agreement dated August 16, 1997 (the "RGL Settlement Agreement") with Robert, Gloria and Linda Haft. As contemplated in the RGL Settlement Agreement, Robert Gloria and Linda Haft have terminated their pending claims to control Dart and all litigation between them and Dart and its subsidiaries (including Crown Books) has been settled and dismissed.

Settlements with Herbert H. Haft and Ronald S. Haft.

Dart has entered into settlements with Herbert H. Haft and Ronald S. Haft pursuant to a settlement agreement with Herbert H. Haft (the "HHH Settlement Agreement"), a First Supplemental Settlement Agreement with Ronald S. Haft (the "First Supplemental Agreement") and a Second Supplemental Settlement Agreement with Ronald S. Haft (the "Second Supplemental Agreement"). The Boards of Directors of Dart, Crown Books and Trak Auto Corporation ("Trak Auto"), a Dart subsidiary, have approved the settlements.

The closing of the transactions contemplated in the HHH Settlement Agreement and the Second Supplemental Agreement were conditioned upon a determination by the Delaware Court of Chancery that all of the terms of those settlements were fair and reasonable to Dart and its subsidiaries. After notice was provided to shareholders of Dart, Crown Books and Trak Auto, and a fairness hearing was held, the Delaware Chancery Court approved the settlements as fair and reasonable and authorized the dismissal of derivative litigation in which Herbert H. Haft, Ronald S. Haft and certain Dart directors were defendants. It is expected that the transactions contemplated in the HHH Settlement Agreement and the Second Supplemental Settlement Agreement will close in January 1998, although no assurances can be made that the closing will not be delayed beyond January, 1998. Upon the closing of those settlements, Herbert H. Haft will (a) sell to Dart all of his shares of Dart Class A Common Stock, and shares of and options to purchase stock of Trak Auto and Crown Books, (b) retire from all of his positions with Dart and its subsidiary corporations, (c) relinquish his claim to voting control of Dart, (d) terminate his employment agreement with Dart, and (e) sell to Dart various real estate interests. In addition, all outstanding litigation and disputes between Dart, Trak Auto and Crown Books and Herbert H. Haft will be dismissed. As consideration for the settlements, Dart will pay Herbert H. Haft approximately $28 million upon closing, of which amount $9.25 million may be deferred until June 1, 1998 if the closing occurs before then. Dart also will make a secured $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft and Dart and Herbert H. Haft will exchange mutual general releases. It is contemplated that Crown Books and Trak Auto may make a contribution to the settlements, although the amount of such contributions has not been determined.

Item 6.

Exhibits and Reports on Form 8-K

                 (a)              Exhibits

                                  Number            Document

                                  27                Financing Data Schedule

                 (b)              Reports on Form 8-K

                                  Subsequent to the quarter ended November
                                  1,1997, Crown Books filed one current Report on Form 8-K.

                                  1.    Crown Books filed a Current Report on
                                        Form 8-K on November 5, 1997 reporting
                                        under Item 5 (Other Events) a change in
                                        the composition of Crown Book's Board
                                        of Directors.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CROWN BOOKS CORPORATION



Date: December 15, 1997          By:  RICHARD B. STONE
      ----------------------          ------------------------------
                                      RICHARD B. STONE
                                      Chief Executive Officer


Date: December 15, 1997               DONALD J. PILCH
      ----------------------          ------------------------------
                                      DONALD J. PILCH
                                      Vice President and Chief
                                        Financial Officer