Form 10-K
period 1998-01-31
CROWN BOOKS CORP
filed 1998-05-01
CIK 719798

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                                   (Mark One)
(X)Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended January 31, 1998

( )Transition report pursuant to Section 13 or 15(d) of the Securities  Exchange
   Act of 1934 for the transition period from              to

                         Commission file number 0-11457

                             CROWN BOOKS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                        52-1227415
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification No.)

    3300 75th Avenue, Landover, Maryland           20785
 (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code (301) 226-1200

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At April 30, 1998, the registrant had 5,288,473 shares of Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the registrant was approximately $20,643,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1998 proxy statement to be used in connection with the registrant's annual stockholders' meeting to be held June 26, 1998 are incorporated by reference in Part III of this Form 10-K

                                Table of Contents

                                     PART I

                                                                                                                   Page
                                                                                                                   ----
Item 1.           Business . . . . . . . . . ...................................................................     3

Item 2.           Properties....................................................................................    13

Item 3.           Legal Proceedings.............................................................................    14

Item 4.           Submission of Matters to a Vote of
                    Security Holders............................................................................    20

                                     PART II

Item 5.           Market for the Registrant's Common Equity and
                    Related Stockholder Matters.................................................................    21

Item 6.           Selected Financial Data.......................................................................    22

Item 7.           Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations..................................................................................    23

Item 8.           Financial Statements and Supplementary Data...................................................    31

Item 9.           Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure......................................................    62

                                    PART III

Item 10.          Directors and Executive Officers of the
                    Registrant..................................................................................    62

Item 11.          Executive Compensation........................................................................    62

Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management..............................................................................    62

Item 13.          Certain Relationships and Related Transactions................................................    62

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K.........................................................................    63

                                     PART I

Forward-looking Statements

Statements in this report that are not historical in nature, including references to beliefs, anticipations or expectations, are forward-looking. Such statements are subject to a wide variety of risks and uncertainties that could cause actual results to differ materially from those projected, including without limitation the consummation of the Merger (as defined below), the ability of the Company (as defined below) to open new stores and close other stores, the sufficiency of recorded reserves for closed stores, uncertainties regarding the availability of sufficient liquidity to continue operations, the ability of the Company to renegotiate its existing credit arrangements or enter into new arrangements, the effect of national and regional economic conditions, the effect of increased competition in markets in which the Company operates and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through its regular quarterly and annual financial statements, and through the accompanying discussion and analysis contained in the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Item 1.  Business

Crown Books Corporation ("Crown Books") was incorporated in Delaware in 1981 and operates retail discount book stores in the United States. The term "Company" refers collectively to Crown Books and its wholly-owned subsidiaries, including Crown Books East Corporation, Crown Books West Corporation, Super Crown Books Corporation ("Super Crown"), Crown Books National Corporation and Crown DHC Corporation. Dart Group Corporation ("Dart") owns 52.3% of Crown Books' outstanding common stock, par value $.01 per share (the "Common Stock").

Planned Merger of Dart

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary") pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings will (1) make a cash tender offer (the "Offer") for all of the issued and outstanding shares of common stock at a price of $160.00 per share and (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart will become a wholly owned subsidiary of Richfood Holdings. As a result of the Merger, Richfood Holdings will indirectly own 52.3% of the outstanding Common Stock of Crown Books.

The Offer is subject to a number of customary conditions. The Merger is subject to the tender in the offer of a majority of shares of common stock on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole with certain limited exceptions. There can be no assurance that the Offer or the Merger will be consummated.

Item 1.  Business

New Management

With the exception of the Vice President of Merchandising, all of Crown Books' corporate officers have been retained by Crown Books near or subsequent to January 31, 1998. The president joined the Company in mid-January. The Vice President of Operations and the new Chief Financial Officer joined the Company in February. The Chief Information Officer joined the Company in March.

Liquidity Issues

Crown Books has suffered substantial declines in financial performance and substantial deterioration of its business in recent years and is currently exploring alternatives for maintaining adequate liquidity. Negotiations are underway with Crown Books' principal vendor to extend the payment schedule of accounts payable due to the vendor, but no agreement has been reached. There can be no assurance that this vendor or other vendors will continue to ship inventory to Crown Books or that there will not be further significant declines in Crown Books' business and financial condition.

Under the terms and conditions of its revolving credit facility, Crown Book is currently permitted to borrow up to a maximum of $25 million. As of April 28, 1998, Crown Books had borrowed $22.2 million under its credit facility and had $2.8 million in availability. Crown Books is negotiating with its lenders either to increase its borrowing capacity under its existing credit facility or to enter into a new credit facility with increased borrowing capacity. Management of Crown Books believes that it will either amend its existing facilities or enter a new credit facility in May 1998. There can be no assurance, however, that Crown Books will succeed in its attempt to increase its existing credit facility or obtain a new credit facility. If Crown Books is not successful in increasing its borrowing availability or otherwise improving its liquidity situation, there can be no assurance that Crown Books will have sufficient liquidity to operate its business and remain a going concern. If the negotiations with the lenders and the vendors are not successful and alternative financing sources are not available, the Company will consider reorganization protection alternatives under bankruptcy laws. The Company currently has no plans to liquidate. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Internal Controls

During the year ended January 31, 1998, under its prior management team, Crown Books implemented a new accounts payable/inventory system without the system being completely tested and interfaced with the store systems. As a result of implementation problems with the system, Crown Books has been unable to determine in an accurate and timely manner the purchases and amounts payable for each vendor throughout the year. Additionally, reconciliations of certain key general ledger accounts, including cash, accounts payable and inventory, were not performed on a timely basis during the year and the adjustment to reconcile the general ledger to the physical inventory at year-end was unusually high. Significant effort was required in connection with the year-end financial statement closing process to reconcile these accounts, determine the nature of any reconciling items and record adjustments to correct errors or omissions to these accounts.

Since February 1998, Crown Books, under its new management, has invested a substantial effort and made improvements in the controls and procedures relating to the above mentioned items. To date these improvements have not resolved the problems and efforts need to continue to enable Crown Books to produce accurate financial data in a timely and efficient manner. As a result of the foregoing issues, Crown Books' independent public accountants advised Crown Books that in their view, there is a material weakness in Crown Books' internal control structure. Management of Crown Books intends to continue its efforts to improve internal control and procedures.

Operations

The Company operates retail discount book stores. These stores offer popular hardback and paperback books, newspapers, magazines, books on tape, videos, reference materials and other items and accessories.

The Company responds to the demand for books at value prices and provides quality service to its customers. The Company sells hardbacks on The New York Times best seller list at 40% below the publishers' suggested retail prices, paperbacks on The New York Times best seller list at 25% below the publishers' suggested retail prices, other new books at 10% to 15% below the publishers' suggested retail prices. The Company sells publishers' over-stock, reprints and former best sellers at significant discounts from the publishers' original suggested retail prices. In addition, the Company allows customers at all stores to special order books not stocked in inventory. Crown Books characterizes its stores as "Classic Crown Books" stores and "Super Crown Books" stores. Classic Crown Books stores range in size from approximately 2,000 to 6,000 square feet and carry approximately 25,000 to 40,000 titles Super Crown Books stores range in size from approximately 6,000 to 35,000 square feet, carry as many as 80,000 titles and also carry a wider selection of non-book products and accessories. The interior of the Company's stores is standardized, so that the stores can be assembled quickly. Most of the stores are open seven days a week.

The new prototype Super Crown Books is targeted to occupy 15,000 square feet, although the Company recognizes that opportunities exist in smaller-size locations. The new prototype is based on an ongoing assessment of what contributes to the Company's customers' shopping experience. This includes a new floor layout with convenient adjacencies; upgraded fixtures, signage and lighting; and expanded non-book merchandise such as book accessories, CDs and computer software.

The Company believes that its superstore concept presents growth opportunities and intends to open new Super Crown Books stores. The Company's immediate focus is on existing markets, but it may consider expansion in to new markets. As of January 31, 1998, the Company had entered into lease agreements to open four new stores.

In the past, the Company purchased its merchandise from a large number of publishers and suppliers for direct shipment to the stores and to its three internal warehouses for distribution to the stores. In January 1998, the Company decided to outsource the majority of its warehouse operations through Ingram's warehouse system. The Company's buyers continue to work with the publishers and suppliers to select merchandise for the stores. Although this merchandise passes through the Ingram warehouses, the Company still collects promotional fees due from the publishers and suppliers. The Company also places orders through other warehouse sources and directly from publishers and suppliers so that the Company is not dependent on any single publisher or supplier.

The Company advertises extensively, primarily through newspapers, stressing its value pricing policy. The Company satisfies regional and local consumer preferences by tailoring the selections and quantities of books that it makes available in individual stores. The Company also arranges for special appearances and book autographing sessions with recognized authors to attract customers and to build and reinforce customer awareness of its stores.

All major merchandising decisions concerning pricing, advertising and promotional campaigns, as well as the initial ordering of inventory for each store, are managed centrally at the Company's headquarters in Landover, Maryland. Inventories are monitored both at stores and in Crown Books' headquarters in Landover, Maryland, to determine purchase requirements. In general, unsold books and magazines can be returned to the publishers for credit.

All Super Crown Books stores and all Classic Crown Books stores have computerized point of sale and inventory management systems ("systems"). The systems enable store personnel to scan bar coded merchandise resulting in less time to process the sales transaction with more accurate pricing. The systems are designed to provide detailed inventory information on an item-by-item basis to store management.

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

The following table sets forth by metropolitan area the locations of the Company's stores for each of the last five fiscal years:

                                          Number of Stores
                                        at end of fiscal year
Metropolitan Area:              1994    1995    1996    1997    1998
------------------              ----    ----    ----    ----    ----
 Chicago, Illinois                43      37      32      36      37
 Dallas, Texas                    -       -       -       -        3
 Houston, Texas                    6       6       6       8      11
 Los Angeles, California          68      59      51      47      43
 Philadelphia, Pennsylvania      --      --      --      --        4
 San Diego, California            17      12       9       5       8
 San Francisco, California        31      24      20      20      21
 Seattle, Washington              15      11      11      12      13
 Washington, D.C.                 60      47      43      40      39
                                ----    ----    ----    ----    ----
   Total                         240     196     172     168     179
                                ====    ====    ====    ====    ====

The following tables set forth the number of stores of each of Classic Crown Books and Super Crown Books that were opened, closed or remodeled during each of the last five fiscal years, as well as the total number of such stores as of the end of each fiscal year.

                                        1994    1995    1996    1997    1998
                                        ----    ----    ----    ----    ----
Super Crown Books stores:
  (including new prototype)
   Opened during the year                 37      12      16      27      26
   Closed during the year                  4       3       2       2       4

Classic Crown Books stores:
   Opened during the year                  5       2      --      --       -
   Closed during the year                 45      55      38      29      11

Total Stores Open at end of year:
   New prototype superstore               --       9      25      54      79
   Prior Format Super Crown
     Books stores                         61      61      59      55      52
   Classic Crown Books stores            179     126      88      59      48

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and may close or relocate under-performing stores.

Restructuring Reserve

In fiscal years 1993 and 1994, the Company determined that a number of the smaller Classic Crown Books stores were not competitive in an industry moving to larger stores. Consequently, the Company recorded restructuring charges totaling $12,800,000 during these two years for the anticipated costs for closing certain of the smaller Classic Crown Books stores and, relocating, expanding and converting certain of such stores to the Super Crown Books concept. These costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the restructuring reserves during the last three fiscal years was as follows:

                                                  (dollars in thousands)
                                               1998        1997        1996
                                               ----        ----        ----
Restructuring Reserve, beginning of year    $  1,507    $  7,025    $ 10,515
Less: Payments and charges                      (426)     (1,653)     (1,439)
      Reversal of reserves                       (88)     (3,865)     (2,051)
                                            --------    --------    --------
Restructuring Reserve, end of year          $    993    $  1,507    $  7,025
                                            ========    ========    ========

During the last three fiscal years, the Company reversed portions of the restructuring reserve as a result of (i) management decisions not to close certain stores that had been scheduled for closing, (ii) stores were closed under negotiated lease settlements that were more favorable than expected, and
(iii) the postponement of certain store closings.

The remaining restructuring reserve relates to nine stores, of which four have been closed as of January 31, 1998, with lease obligations ranging from one to 84 months. The lease obligation allocable to related party leases is approximately $485,000. The restructuring reserve is expected to be utilized as follows:

                             (dollars in thousands)
                              Lease           Leasehold
           Fiscal          Obligations      Improvements
            Year         (Cash Outflows)     & Fixtures         Total
          --------       ---------------    ------------     --------
            1999            $     223         $       -       $     223
            2000                  347                 4             351
            2001                  100                 -             100
            2002                   61                 -              61
            2003                   61                 -              61
            2004-2005             197                 -             197
                            ---------         ---------       ---------
            Total           $     989         $       4       $     993
                            =========         =========       =========

Since the recorded restructuring reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amounts of costs associated with store closings may be different from the reserve.

Store Closing Reserve

The Company continually evaluates its store operations and the need to close stores that do not perform satisfactorily. The Company recognizes store closing costs when management decides to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the closed store reserve during the last three fiscal years is as follows:

                                                  (dollars in thousands)
                                               1998       1997        1996
                                               ----       ----        ----
Closed Store Reserve, beginning of year     $  8,034    $ 10,850    $ 20,241
Less: Payments and charges                    (1,667)     (1,764)     (2,648)
      Reversal of reserves                    (1,546)     (1,052)     (6,743)
                                            --------    --------    --------
Closed Store Reserve, end of year           $  4,821    $  8,034    $ 10,850
                                            ========    ========    ========

During the last three fiscal years, the Company reversed portions of the closed store reserve as a result of (i) management decisions not to close certain stores that had been scheduled for closing, (ii) stores were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining closed store reserve relates to 41 stores, of which 12 have been closed as of January 31, 1998, with lease obligations ranging from one to 71 months. The lease obligation allocable to related party leases is approximately $582,000. The closed store reserve is expected to be utilized as follows:

                               (dollars in thousands)
                              Lease            Leasehold
          Fiscal           Obligations      Improvements
           Year          (Cash Outflows)     & Fixtures         Total
         --------        ---------------    ------------     --------
           1999            $   1,193          $    405         $  1,598
           2000                1,386               136            1,522
           2001                  890               101              991
           2002                  470                45              515
           2003                  109               -                109
           2004-2005              86               -                 86
                           ---------          --------         --------
           Total           $   4,134          $    687         $  4,821
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

Relationship with Dart

Dart provides the Company with certain general and administrative functions. Dart also pays certain "common expenses" for it and its affiliates and allocates such expenses on a judgmental basis. Dart charged the Company approximately $2,124,000 for such services in the year ended January 31, 1998. See Notes 4 and 9 to the Consolidated Financial Statements and Item 2.- Properties.

Competition

The business in which the Company is engaged is highly competitive. The Company competes with one or more of Borders Group, Inc.,("Borders"), Barnes & Noble, Inc., Books-a-Million, Waldenbooks and other chains and independent bookstores and major national book clubs in all the Company's markets. During fiscal 1998, Internet competition grew significantly from Amazon.com, Inc. and Barnes & Noble. Borders and Bertelsmann have also announced plans for major sites on the Internet. In addition, the Company competes with drug stores, supermarkets, department stores, computer stores, airport vendors and others that make incidental sales of books and magazines. Some of the Company's competitors offer larger selections and more amenities (e.g., coffee bars) than the Company, and some of its competitors have greater resources than the Company. Price competition occurs in all of the Company's markets.

Seasonality

Sales, net income and working capital for the fourth quarter have historically been substantially higher than for any of the previous three quarters (see Note 14 to the Consolidated Financial Statements). Inventory and payables have historically been substantially higher at the end of the third quarter than for any other quarter for the year. The fourth quarter results of operations have historically been sufficient to satisfy the third quarter accounts payable requirements. However, this was not true in fiscal 1998. Due to disappointing operating performance throughout fiscal 1998, the Company made major reductions in inventory through an inventory returns initiative in the fourth quarter in an effort to increase working capital.

Employees

On January 31, 1998, the Company employed approximately 1,600 full-time and 2,400 part-time persons engaged in retail and administrative operations. The Company considers its relationship with its employees to be good.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of the executive officers of Crown Books. Executive officers are appointed to serve until their successors are appointed. Except for Mr. Sutton, all of the executive officers joined Crown Books within the last few months (December 1997 to March 1998).

        Name                 Age    Position
        ----                 ---    --------
        Richard B. Stone     69     Chief Executive Officer
        Anna L. Currence     47     President and Chief Operating Officer
        John R. Sutton       43     Vice President, Merchandising
        Stephen M. Petty     44     Chief Financial Officer
        Steven A. Pate       45     Vice President, Operations
        Mark C. Paxton       46     Chief Information Officer

Richard B. Stone was elected Chief Executive Officer of Crown Books in October 1997. Senator Stone serves as Chairman and Chief Executive Officer of Dart and Chairman of the Board of Directors and Chief Executive Officer of Shoppers Food Warehouse Corp. ("Shoppers"), a wholly-owned subsidiary of Dart, and Chairman of the Board of Directors and Chief Executive Officer of Trak Auto Corporation ("Trak Auto"), a majority-owned subsidiary of Dart. Since December 1995, Senator Stone had been Voting Trustee of a trust that held all of the voting stock of Dart until February 1998 when Dart's Class A shareholders were given voting power. From 1992 to 1994, Senator Stone was a Director of International Service System. He served as United States Ambassador to Denmark from 1992 to 1993, and he is currently a member of the Council of America Ambassadors. He was Chief Operating Officer of Capital Bank, N.A. from 1989 to 1991, and was Vice Chairman of the Board of Directors of Capital Bank, N.A. from 1985 to 1991. Senator Stone served as President Reagan's Special Envoy for Central American Affairs and Ambassador-at-Large from 1983 to 1984. He was a United States Senator from 1975 to 1981, representing the State of Florida.

Anna L. Currence was appointed President and Chief Operating Officer of Crown Books on January 12, 1998. Immediately prior to joining Crown Books, Ms.

Currence was an executive recruiter. From 1992 to 1995, Ms. Currence was Chief Executive Officer of Kitchen Bazaar Inc. In 1992, Kitchen Bazaar Inc. filed for bankruptcy protection under the United States Bankruptcy Code. Six months after Ms. Currence became President and Chief Executive Office. She successfully led Kitchen Bazaar Inc.'s turnaround and emergence from Chapter
11. Kitchen Bazarr Inc. filed again for bankruptcy protection under the United States Bankruptcy Code after Ms. Currence had left Kitchen Bazaar Inc. From 1990 to 1992, Ms. Currence was Vice President of Operations, Merchandising, and Marketing for a chain of 175 video stores that also sold music. This chain was sold to Blockbuster Video. Ms. Currence was with Barnes & Noble Inc. or B. Dalton Bookseller Inc. from 1973 to 1990. At Barnes & Noble, Ms. Currence was responsible for the creation and launch of the Barnes & Noble Superstores.

John R. Sutton was appointed Vice President of Merchandising in September 1996. Prior to that, Mr. Sutton served in various positions at Crown Books since joining Crown Books in February 1978.

Stephen M. Petty joined Crown Books in February 1998 as Chief Financial Officer. Prior to joining Crown Books Mr. Petty was President of Creative Business Solutions, a business consulting group. From 1993 to 1996, Mr. Petty was Senior Vice President and Chief Financial Officer of Waccamaw Corporation. During the previous 13 years he served in various executive positions with The May Company.

Steven A. Pate joined Crown Books in February 1998 as Vice President of Operations. Prior to joining Crown Books Mr. Pate was Director of Operations Development at Barnes & Noble Inc. from 1996 to 1998. He was Director of Operations for B. Dalton Bookseller Inc. from 1990 to 1996.

Mark C. Paxton joined Crown Books in March 1998 as Chief Information Officer. Prior to joining Crown Books Mr. Paxton was Director of Merchandise Systems for Kmart from 1997 and 1998. From 1994 to 1997, Mr. Paxton was Director of Product Planning and Manager of Product Development for Compuware. From 1989 to 1994, Mr. Paxton was Director of Applications for Frank's Nursery & Crafts.

There is no family relationship between any director and executive officer of the Company.

Changes in Management

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the then Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. For a description of such disputes and their resolutions, see Item 3 - Legal Proceedings. On October 11, 1994, the Board of Directors of Trak Auto, Crown Books and Total Beverage each established an Executive Committee of their respective Boards of Directors comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart were extensive. Accordingly, the Executive Committee assumed day-to-day involvement in these disputed issues and other matters affecting Dart, in particular matters relating to litigation to which Dart was then a party. The Executive Committee remains active in the day-to-day affairs of Dart. Its continuing role is dependent on future developments.

In October 1995, Dart and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively, the "RSH Settlement"). Among other things, the RSH Settlement transferred majority control of Dart's voting stock to one or more voting trustees under a Voting Trust Agreement (the "Voting Trust Agreement"), by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 28, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

On September 24, 1997, Richard B. Stone, in his capacity as Voting Trustee, and Herbert H. Haft, in his capacity as the holder of the purported Proxy from Ronald S. Haft to vote 172,730 shares of Dart's Class B common stock, removed Larry G. Schafran from Dart's Board of Directors and appointed Richard B. Stone to Dart's Board of Directors. For a description of the Proxy, see Item 3 - Legal Proceedings - Herbert H. Haft Proxy Litigation. In addition, Richard B. Stone was named Chairman of the Executive Committee of Dart's Board of Directors, and Acting Chief Executive Officer of Dart and he replaced Larry G. Schafran as a director of Trak Auto, Crown Books, Shoppers and Total Beverage. Richard B. Stone also assumed the positions of Acting Chief Executive Officer of Trak Auto and Chairman of the Executive Committee of both Trak Auto and Crown Books.

On October 21, 1997, Howard M. Metzenbaum and Harry M. Linowes were elected to fill new positions on the Board of Directors of Dart which was increased from five to seven members. On December 19, 1997, Richard B. Stone, in his capacity as Voting Trustee, and Herbert H. Haft, in his capacity as holder of the purported Proxy, executed a unanimous written consent in lieu of an annual meeting of stockholders pursuant to which (i) Dart's bylaws were amended to provide for a board of directors composed of four directors and (ii) Richard B. Stone, Howard M. Metzenbaum, Harry M. Linowes and Herbert H. Haft were elected directors of Dart. Accordingly, Ronald S. Haft, is no longer a director of Dart. At the same time, Douglas M. Bregman and Bonita A. Wilson jointly stepped down as directors and members of the Executive Committee of Dart and its subsidiaries.

In February 1998, pursuant to the Settlements (as defined in Item 3 - Legal Proceedings), Herbert H. Haft, among other things, (i) resigned from all of his positions with Dart and its subsidiary corporations, (ii) relinquished his claim to voting control of Dart and (iii) terminated his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were dismissed or resolved. For a description of the Settlements, see Item 3 - Legal Proceedings - Resolution of Haft Family and Related Litigation.

In February 1998, Richard B. Stone was appointed Chief Executive Officer of Dart and its subsidiaries instead of Acting Chief Executive Officer.

Item 2.  Properties

The Company subleases from Dart 28,000 square feet of a warehouse and office facility located in Landover, Maryland that it shares with Dart and Trak Auto. The sublease is for 30 years and six months, provides for rental payments increasing approximately 15% every five years over the term of the sublease and commenced in 1985. The current annual rental is $334,000. The sublease also requires the payment of maintenance, utilities, insurance and taxes allocable to the space subleased. Dart originally leased the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members owned all of the partnership interests. As a result of the various settlements with members of the Haft family, a Dart subsidiary now owns the warehouse and office facility. The Company's sublease is on the same terms as Dart's lease was from the Haft family partnership.

The Company leases 23,300 square feet of office and warehouse space in Addison, Illinois. The lease is for ten years with one five-year renewal option and commenced January 1993. The annual rental was $143,000 for the first five years and increased to $156,000 for the second five years. The lease requires the Company to pay for maintenance, utilities, insurance and real estate taxes.

The Company leases all of its retail stores. The total future minimum payments for the Company's retail store space (excluding closed stores) and equipment aggregate approximately $178,489,000 to the lease expiration dates and approximately $180,111,000 to the lease expiration dates (including closed stores). The lease expiration dates (without regard to renewal options) range from 1998 to 2010.

Ten of the store leases are with entities in which the Haft family has substantially all the beneficial interest. The ten lease agreements involving Haft-owned entities provide for various termination dates that range from 1998 to 2029 (including option periods) and require payment of future minimum rentals aggregating $34,159,000 at January 31, 1998. These agreements also require payment of a percentage of sales in excess of a stated minimum. In addition, three closed stores have lease agreements with Haft-owned entities with various termination dates that range from 1998 to 2005 and require future minimum rentals aggregating $715,000 at January 31, 1998. Annual fees and rentals paid to Haft-owned entities, open or closed, were $2,032,000 in the year ended January 31, 1998.

Item 3.  Legal Proceedings

Resolution of Haft and Related Litigation

The litigation discussed below involving Dart Group Corporation ("Dart"), its affiliates, including, Crown Books and members of the Haft family settled prior to January 31, 1998. On February 5, 1998, Dart closed the settlement agreement with Herbert H. Haft (the "HHH Settlement") and a Second Supplemental Settlement Agreement with Ronald S. Haft ("Second Supplemental Agreement"). The RSH Settlement, the First Supplemental Agreement, the Second Supplemental Agreement, the RGL Settlement and the HHH Settlement are collectively referred to herein as the "Settlements". The RSH Settlement, the First Supplemental Agreement, the Second Supplemental Agreement and the RGL Settlement are described below. As part of the closing of the HHH Settlement, Herbert H. Haft (i) sold to Dart all of his shares of, and options to purchase, Dart Class A Common Stock, and sold his capital stock of Dart's subsidiaries Crown Books and Trak Auto Corporation ("Trak Auto"),(ii) resigned from all of his positions with Dart and its subsidiary corporations, (iii) relinquished his claim to voting control of Dart, and (iv) terminated his employment agreement with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were resolved. As consideration for the HHH Settlement, Dart paid Herbert H. Haft approximately $28 million at the closing. In connection with the closing of the Settlements, Dart also made a $10 million loan to a partnership owned by Ronald
S. Haft, the proceeds of which were used to repay a $10 million note to Herbert
H. Haft. As a result of the consummation of the Settlements all litigation between Dart and members of the Haft family has been settled and dismissed, and the Company is no longer subject to a Standstill Order previously imposed by the Delaware Court of Chancery.

In October, 1995, Dart entered into a settlement agreement with Ronald S. Haft, to settle certain litigation to which Dart was a party ("RSH Settlement"). Pursuant to the RSH Settlement, Ronald S. Haft transferred 172,730 shares of Dart's Class B Common Stock, par value $1.00 (Dart's sole voting stock prior to February, 1998 when Dart discontinued its dual class common stock structure, "Class B Common Stock"), in exchange for 288,312 shares of Dart's Class A Common Stock, par value $1.00 (Dart's non-voting, publicly traded class of stock prior to February, 1998, "Class A Common Stock"). Ronald S. Haft also exercised an option to purchase 197,048 shares of Class B Common Stock, and paid the exercise price by paying cash and issuing a promissory notes to Dart for approximately $27.4 million. Dart also loaned Ronald S. Haft approximately, $37.9 million and he issued Dart a $37.7 million promissory note to Dart. Then, Ronald S. Haft placed the 288,312 shares of Class A Common Stock and the Class B Common Stock which he owned or in which he had an interest, into a voting trust. Dart also
(i) transferred approximately $11.6 million to Ronald S. Haft in exchange for an additional promissory note (which was repaid in May 1996), and (ii) entered into a variety of agreements with Ronald S. Haft regarding the sale of certain properties owned by Dart or affiliates of Dart at that time. As a part of the RSH Settlement, Ronald S. Haft resigned all positions he had with Dart and its subsidiaries and consented to the termination of all of his outstanding options with Dart and its affiliates.

On November 19, 1997, the real estate related transactions contemplated in the First Supplemental Agreement to the RSH Settlement were closed and include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and a distribution center leased to Trak Auto

Item 3.  Legal Proceedings

in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans on these properties, which thereafter are wholly-owned by Dart and/or its affiliates; and Ronald S. Haft paid $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft.

Trak Auto advanced approximately $3.3 million to a wholly-owned subsidiary of Dart for the Bridgeview distribution center portion of the First Supplemental Agreement and the RGL Settlement. The $3.3 million advance is in the form of a promissory note and is expected to be repaid in May 1998.

The Second Supplemental Agreement to the RSH Settlement closed in February 1998 and Dart required that the shares held in Voting Trust for the benefit of Ronald
S. Haft be transferred to Dart. Dart purchased the shares in the Voting Trust from Ronald S. Haft by offsetting the $27.4 million and $37.7 million Notes Receivable from him and a cash payment of approximately $0.7 million. The Class A and Class B Common Stock from Voting Trust was placed in treasury and on February 17, 1998, the Class A Common Stock and Class B Common Stock were reclassified as Common Stock.

On September 26, 1997, Dart closed an agreement, dated August 16, 1997, to settle certain litigation and enter other related transactions (the "RGL Settlement") with Robert M. Haft, Gloria G. Haft, Linda G. Haft and certain related parties (collectively, "RGL").

In addition to mutual dismissal of claims against or by RGL (including control of Dart), Crown Books' portion of the RGL Settlement was $45,000 for repurchase of certain Crown Books stock options. Dart also acquired all of Robert M. Haft and Linda G. Haft's interest in partnerships owning Dart and Trak Auto's headquarters building in Landover, Maryland and a distribution center leased by Trak Auto in Bridgeview, Illinois for $4.4 million.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit is brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food Warehouse Corp. ("Shoppers"), a wholly-owned subsidiary of Dart, and other affiliated companies. The complaint, as amended on January 12, 1995, alleged waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the CPI defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs sought an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in the derivative lawsuit. (After the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in the derivative lawsuit and for realignment of the parties to permit Dart to prosecute other claims in the derivative lawsuit. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning Dart related party real estate transactions, and was considering asserting additional claims, certain of which were subsequently asserted. See the Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate, described below. The Court did not act upon the amended motion.

In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit was brought derivatively and named Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with the management of Crown Books. The amended complaint also alleges legal malpractice against a lawyer advising Dart at that time. Plaintiff seeks unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle were dismissed without prejudice from this lawsuit. The amended complaint does not name as a defendant H. Ridgely Bullock, who died subsequent to the filing of the original complaint. Crown Books and other defendants filed a motion to dismiss this lawsuit.

As a result of the Settlements, these derivative lawsuits have been dismissed with prejudice (except for the legal malpractice claim which was dismissed without prejudice) and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiffs' counsel.

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

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft sought a declaration that the Proxy was revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requested that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert
H. Haft moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment was not acted upon.

In October 1995, Dart and its subsidiaries and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively the "RSH Settlement"). As part of the RSH Settlement Dart purchased from Ronald
S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors (except Herbert H. Haft), Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL"), John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft sought a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment in which he asserted two arguments based upon Section 160(c) of the Delaware General Corporation Law. Section 160(c) provides that the shares of capital stock "belonging to" a corporation are not entitled to vote. Herbert H. Haft maintained that (i) notwithstanding Section 160(c), the 172,730 Class B shares that Dart purchased in the RSH Settlement on October 6, 1995 do not "belong to" Dart and are still subject to the Proxy, and (ii) Section 160(c) does not permit the Trust Shares to be voted because those shares "belong to" Dart, not Ronald
S. Haft. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the Delaware Court of Chancery denied Herbert H. Haft's motion in its entirety.

As a result of the Settlements, all claims in this litigation against or on behalf of Dart have been dismissed with prejudice.

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL, and by Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered the Standstill Order, which restricted certain actions by Dart. Without further order of the court, Dart could not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors or any of its subsidiaries; (iii) change the Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice, Dart could not take any extraordinary actions, including but not limited to actions that would result in (a) the liquidation of Dart or any of its subsidiaries, (b) the sale of any major subsidiary of Dart or (c) the disadvantage of any Class B stockholder of Dart through any debt transaction. For purposes of the Standstill Order, the phrase "extraordinary actions" means any transaction, contract or agreement, the value of which exceeds $3 million.

As a result of the Delaware Court of Chancery approval of the Settlements, Dart is no longer subject to the Standstill Order.

Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate

On December 17, 1996, Dart, Crown Books and Trak Auto filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-26474, in the Circuit Court for Prince George's County, Maryland, seeking damages from Herbert
H. Haft for breach of fiduciary duty, fraud and waste arising from a series of lease transactions between Dart and certain partnerships owned beneficially by members of the Haft family. The complaint alleged that Herbert H. Haft exploited the dominance and control he enjoyed as an officer, director and controlling stockholder of Dart to enrich himself and other members of the Haft family unlawfully and unfairly at the expense of the public stockholders of Dart, Crown Books and Trak Auto. In particular, the complaint charged that Herbert H. Haft
(i) caused Trak Auto to surrender favorable retail store leases and subleases in Haft-owned shopping centers in exchange for new leases less favorable to Trak Auto; (ii) required Crown Books to relinquish its favorable lease in the McLean Chain Bridge Road Shopping Center and to enter into a new lease with a Haft family partnership for a new location in the same shopping center at a rent rate equal to 450 percent of the prior lease; (iii) caused Dart, Crown Brooks and Trak Auto to enter into exorbitant long-term leases for warehouse and distribution facilities that were purchased and developed by Haft family partnerships for the purpose of leasing those facilities to these companies as captive tenants; (iv) induced Dart and Trak Auto to lease retroactively from a Haft family partnership a 2.66 acre wooded lot for which the companies had no use; and (v) caused Trak Auto to purchase certain used warehouse equipment from a Haft family partnership for more than 700 percent of the price contemplated by the original equipment lease.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Lawsuit Against Herbert H. Haft in Washington, D.C.

On December 17, 1996, Dart, Crown Books and Trak Auto also filed a lawsuit captioned Dart Group Corporation, et al. v. Herbert H. Haft, Civ. A. No. 96-CV-2788 (D.D.C.) in the U.S. District Court for the District of Columbia naming Herbert H. Haft as defendant. In this action, Dart, Crown Books and Trak Auto have advanced claims for breach of fiduciary duty, civil conspiracy and tortious interference with contracts. The companies alleged that Herbert H. Haft wrongfully imposed Robert M. Haft's excessively generous employment contracts upon Dart and Crown Books, later breached those contracts for personal reasons and then, due in large part to a personal conflict of interest, mishandled the defense to Robert M. Haft's wrongful termination lawsuit. Dart, Crown Books and Trak Auto seek to recover the approximately $38 million paid to Robert M. Haft in satisfaction of the judgment in his wrongful termination suit, approximately $5 million in attorneys' fees incurred by the companies in defense of that litigation, and punitive damages.

As a result of the Settlements, this litigation has been dismissed with prejudice.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect, if established, upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $0.4 million, $0.8 million and $1.1 million during the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

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

                 Quarter Ended          High         Low
                 -------------          ----         ---
                 May 4, 1996           11           7  7/8
                 August 3, 1996        16           8  1/2
                 November 2, 1996      13  1/2      9  1/2
                 February 1, 1997      12  1/2      8  3/4

                 May 3,1997            14  1/4     10
                 August 2, 1997        13  3/4      9  3/8
                 November 1, 1997      10  1/2      8
                 January 31, 1998       8  3/4      6  1/4

The Company has not paid dividends during the last two fiscal years and does not expect to pay dividends in the foreseeable future.

There were approximately 230 record holders of the Common Stock as of April 30, 1998.

Item 6.  Selected Financial Data

INCOME STATEMENT DATA:(dollars in thousands, except per share and sales % data)

                                                            Fiscal Year
                                 1998           1997           1996           1995           1994
                                 ----           ----           ----           ----           ----
Sales                         $ 297,505      $ 287,737      $ 283,475      $ 305,606      $ 275,125
Interest and Other
  Income                            290          1,007          2,936          2,289          3,073

Cost of sales, store
  occupancy and
  warehousing                   260,497        233,847        231,837        248,012        221,895
Selling and
  Administrative                 68,046         54,430         50,993         62,208         46,911
Depreciation and
  amortization                    5,809          5,707          5,415          5,176          3,986
Interest expense                  1,497          1,115          1,279            965            323
Write-off of impaired
  assets                          4,275           --             --             --             --
Closed store
  reserve (reversal)             (1,546)        (1,052)        (6,743)        18,865           (631)
Restructuring
  Charge (reversal)                 (88)        (3,865)        (2,051)          --            6,200
Income (loss) before
  income taxes                  (40,695)        (1,438)         5,681        (27,331)          (486)

Net Income (loss)               (48,650)          (860)         3,704        (19,380)          (210)

Per share data
  Basic earnings (loss)
    per share                 $   (9.20)     $    (.16)     $     .69      $   (3.60)     $   (.04)
  Diluted earnings (loss)
    per share                     (9.20)          (.16)           .69          (3.60)         (.04)

Weighted average common
  share and common share
  equivalents outstanding:
  Basic                           5,289          5,344          5,389          5,389          5,385
  Dilutive                        5,289          5,344          5,399          5,389          5,385
Percentage increase
  (decrease) in sales:
  Total stores                      3.4%           1.5%          (7.2)%         11.1%          14.3%
  Comparative stores               (5.9)%         (2.1)%         (3.3)%         (2.5)%         (0.6)%


BALANCE SHEET DATA:

                                       (dollars in thousands)
                                        at end of Fiscal Year
                          1998       1997       1996       1995       1994
                          ----       ----       ----       ----       ----
Current assets          $103,291   $141,583   $150,574   $182,331   $180,210
Current liabilities       85,542     84,515     77,606    105,553     94,981
Working capital           17,749     57,068     72,968     76,778     85,229
Total assets             126,926    176,897    180,852    213,379    210,636
Long-term obligations      5,584      7,927     15,785     24,499     13,913
Stockholders' equity      35,800     84,455     87,461     83,327    101,742

Item. 7 Management's Discussion and Analysis of Financial Condition And Results of Operations

Control of Dart

Dart owns 52.3% of the outstanding common stock of Crown Books. Prior to the Settlements Dart's voting stock, the Class B Common Stock, was beneficially owned by Haft family members.

On April 9, 1998, Dart entered into the Merger Agreement with Richfood Holdings and Acquisition Subsidiary pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings will (1) make the Offer for all of the issued and outstanding shares of common stock at a price of $160.00 per share and (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart in a transaction in which Dart will become a wholly owned subsidiary of Richfood Holdings. As a result of the Merger, Richfood Holdings will indirectly own 52.3% of the outstanding Common Stock of Crown Books.

The Offer is subject to a number of customary conditions. The Merger is subject to the tender in the offer of a majority of shares of common stock on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole with certain limited exceptions. There can be no assurance that either the Offer or the Merger will be consummated.

Outlook

Except for historical information, the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including without limitation the consummation of the Merger, the ability of the Company to open new stores and close other stores, the sufficiency of recorded reserves for closed stores, uncertainties regarding the availability of sufficient liquidity to continue operations, the ability of the Company to renegotiate its existing credit arrangements or enter into new arrangements, the effect of national and regional economic conditions and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

During the last three years, the Company's business strategy has been to pursue growth opportunities by opening new Super Crown Books stores. Realizing these opportunities is dependent upon the successful performance of the superstores and adequate liquidity. Adequate liquidity is dependent upon successfully improving store performance, improving inventory turnover and reducing expenses. There are serious concerns regarding the Company's ability to maintain adequate liquidity (see -- Liquidity and Capital Resources).

In prior years Super Crown Books stores have generated higher sales at converted locations. During the last five fiscal quarters, the new prototype superstores have performed below the Company's expectations. New management of the Company is making significant revisions to the design and layout of the new superstore prototype which management believes will enhance its performance. After considering the actual results achieved by the superstores, together with

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued)

liquidity constraints, the Company has significantly reduced its expansion plans.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and may close or relocate under-performing stores. The Company closed eleven Classic Crown Books stores and four Super Crown Books stores during fiscal 1998. The Company anticipates closing approximately three Classic Crown Books stores and one non-prototype Super Crown Books stores during fiscal 1999.

The retail book market is highly competitive. The two largest book chains continue to open additional new stores each year in the Company's markets, thereby continuing to increase the overall level of competition. Management believes that the markets in which it operates will remain highly competitive in the foreseeable future and, as a result, the Company will be challenged to significantly improve operating results.

Liquidity and Capital Resources

Cash and short-term instruments have historically been the Company's primary source of liquidity. During the 52 weeks ended January 31, 1998 ("fiscal 1998"), the Company borrowed under its revolving credit facility. All such borrowings were repaid as of January 31, 1998 however, as of April 28, 1998, the Company had borrowed $22.2 million under the credit facility. Cash, including short-term instruments, decreased by $2,173,000 to $13,878,000 at January 31, 1998 from $16,051,000 at February 1, 1997 primarily due to operating losses and capital expenditures. The inventory return (discussed below) provided the cash to repay the borrowings under the credit facility.

Operating activities provided $7,155,000 to the Company during fiscal 1998, compared to using $8,936,000 during the 52 weeks ended February 1, 1997 ("fiscal 1997"). The cash was provided primarily by the merchandise inventory return.

The Company used $9,323,000 for investing activities during fiscal 1998 for capital expenditures in new stores.

Financing activities used $5,000 of the Company's funds during fiscal 1998, for the repurchase of treasury stock.

The Company's primary working capital and capital requirements relate to new store openings, upgrading existing locations and investments in management information systems. The Company believes that the net cash expenditures incurred in opening a new store generally approximate $1.0 million, including purchases of inventory, net of accounts payable, and the costs of store fixtures and leasehold improvements, net of landlord contributions. During fiscal 1999, the Company expects to open no more than five Super Crown Books stores requiring cash expenditures of approximately $5.0 million. As of January 31, 1998 the Company entered into lease agreements for four of the stores to be opened in fiscal 1999. In addition the Company expects to have cash expenditures related to stores that have been closed or will be closed of approximately $1.4 million in fiscal 1999.

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued)

Crown Books has suffered substantial declines in financial performance and substantial deterioration of its business in recent years and is currently exploring alternatives for maintaining adequate liquidity. Negotiations are under way with the Company's principal vendor to extend the payment schedule of accounts payable due to the vendor, but no agreement has been reached. There can be no assurance that the vendor will continue to ship inventory to Crown Books or that there will not be further significant decline in Crown Books' business and financial condition.

Under the terms and conditions of its revolving credit facility, Crown Book is currently permitted to borrow up to a maximum of $25 million. As of April 28, 1998, Crown Books had borrowed $22.2 million under its credit facility and had $2.8 million in availability. Crown Books is negotiating with its lenders either to increase its borrowing capacity under its existing credit facility or to enter into a new credit facility with increased borrowing capacity. Management of Crown Books believes that it will either amend its existing facilities or enter a new credit facility in May 1998. There can be no assurance, however, that Crown Books will succeed in its attempt to obtain a new credit facility. If Crown Books is not successful in increasing its borrowing availability or otherwise improving its liquidity, there can be no assurance that Crown Books will have sufficient liquidity to operate its business and remain a going concern. If the negotiations with the lenders and the vendors are not successful and alternative financing sources are not available, the Company will consider reorganization protection alternatives under bankruptcy laws. The Company currently has no plans to liquidate. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As part of its effort to improve its inventory turns and improve liquidity, the Company undertook an inventory returns initiative among other steps. Under the inventory returns initiative, the Company returned approximately $25.0 million of inventory after December 1997, in addition to its normal seasonal returns. The Company's sales were severely impacted during this return, however the return allowed the Company to replace older slower-selling merchandise with newer faster-selling merchandise.

Funding of Settlements

Prior to January 31, 1998, Dart and certain of its subsidiaries finalized settlements of certain litigation and certain related transactions with Herbert
H. Haft and Ronald S. Haft. As consideration for the settlements with Herbert
H. Haft and Ronald S. Haft, Dart paid Herbert H. Haft approximately $28 million subsequent to January 31, 1998. Dart also made a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan is personally guaranteed by Ronald S. Haft and is secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued)

in an office building in Lanham, Maryland leased by a wholly-owned Dart subsidiary Shoppers Food Warehouse Corp. ("Shoppers"). Dart paid substantially all of this amount with loans from Trak Auto and Shoppers. In addition, certain derivative litigation was dismissed with prejudice and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiffs' counsel with approximately $0.5 million due in December 1998. The Company's portion of the Settlements was approximately $0.8 million and was funded prior to January 31, 1998.

At January 31, 1998

Working capital decreased by $39,319,000 to $17,749,000 during the 52 weeks ended January 31, 1998. The decrease was primarily due to funding operating losses.

At February 1, 1997

Working capital decreased by $15,900,000 to $57,068,000 at February 1, 1997 compared to the same period one year ago. The decrease in working capital was primarily due to capital expenditures, operating losses and the acquisition of treasury stock as a result of the satisfaction of the RMH Judgment.

Results of Operations

Year Ended January 31, 1998 Compared to the Year Ended February 1, 1997

During fiscal 1998, the Company opened 26 Super Crown Books stores while closing eleven Classic Crown Books stores and four Super Crown Books stores. At January 31, 1998, the Company had 179 stores, including 131 Super Crown Books stores.

Sales of $297,505,000 for fiscal 1998 (52 weeks) increased by $9,768,000 or 3.4% compared to fiscal 1997 (52 weeks). The increase was primarily due to the 26 new Super Crown Books stores opened during the year. Comparable sales (sales for stores open for 13 months) decreased 5.9% for fiscal 1998. Sales for Super Crown Books stores represented 83.9% of total sales for fiscal 1998 compared to 78.4% of total sales for fiscal 1997. Super Crown Books sales of $249,655,000 for fiscal 1998 increased 11.7% over sales for fiscal 1997. Sales for comparable Super Crown Books stores, however, decreased 6.2% in fiscal 1998. Sales for comparable classic Crown Books stores decreased 4.4% during fiscal 1998.

Interest and other income decreased by $717,000 during fiscal 1998 when compared to fiscal 1997. The decrease was due to reduced interest income as a result of decreased funds available for short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 87.6% for fiscal 1998 compared to 81.3% for fiscal 1997. The increase was primarily due to decreased gross margins as a result of increased promotional discounts, increased purchases from wholesalers, increased reserves for books returned to publishers and increased shrink. The increase was also due to higher occupancy costs for new larger stores and the effect of the decline in

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued)

comparable store sales on occupancy costs, as a percentage of sales, in existing stores.

Selling and administrative expenses as a percentage of sales were 22.9% for fiscal 1998 compared to 18.9% for fiscal 1997. The increase was primarily due to increased payroll and advertising costs and the continuing consulting services for new management information systems, primarily the accounts payable and merchandising system.

Depreciation and amortization expense increased $102,000 for fiscal 1998 compared to fiscal 1997. The increase was primarily due to an increase in fixed assets for new Super Crown Books stores and to the amortization of computer software.

Interest expense increased by $382,000 due to increased borrowings under the revolving credit facility.

During fiscal 1998 the Company recorded a tax benefit of approximately $15.0 million and increased its valuation allowance for deferred income tax assets $23.0 million. See Note 2 to the Consolidated Financial Statements.

The Company had a net loss of $48,650,000 in fiscal 1998 compared to a net loss of $860,000 in fiscal 1997 primarily as a result of the decline in comparable store sales and gross margins together with increasing store expenses, the continuing cost associated with the implementation of new management information systems, the increased advertising costs and the increase in the tax valuation allowance.

Year Ended February 1, 1997 Compared to the Year Ended February 3, 1996

During fiscal 1997, the Company opened 27 Super Crown Books stores while closing 29 Classic Crown Books stores and two Super Crown Books stores. At February 1, 1997, the Company had 168 stores, including 109 Super Crown Books stores.

Sales of $287,737,000 for fiscal 1997 (52 weeks) increased by $4,262,000 or 1.5% compared to fiscal 1996(53 weeks). The increase was primarily due to the 27 new Super Crown Books stores opened during the year and the maturity of Super Crown Books stores opened in fiscal 1996. Comparable sales (sales for stores open for 13 months) decreased 2.1% for fiscal 1997. However, comparable sales for the new prototype superstore increased 5.1% during fiscal 1997. Sales for Super Crown Books stores represented 78.4% of total sales for fiscal 1997 compared to 66.7% of total sales for fiscal 1996. Super Crown Books sales of $225,543,000 for fiscal 1997 increased 19.2% over sales for fiscal 1996. Sales for comparable Super Crown Books stores, however, decreased 1.9% in fiscal 1997. Sales for comparable classic Crown Books stores decreased 2.7% during fiscal 1997.

Interest and other income decreased by $1,929,000 during fiscal 1997 when compared to fiscal 1996. The decrease was due to reduced interest income as a result of decreased funds available for short-term investments.

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations (Continued)

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 81.3% for fiscal 1997 compared to 81.8% for fiscal 1996. The decrease was primarily due to increased gross margins as a result of taking advantage of vendor discounts, an improvement in the sales mix and a change in the sales discount policy and were partially offset by increased store occupancy costs. Selling and administrative expenses as a percentage of sales were 18.9% for fiscal 1997 compared to 18.0% for fiscal 1996. The increase was primarily due to increased store and administrative payroll costs.

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

Internal Controls

During the year ended January 31, 1998, under its prior management team, Crown Books implemented a new accounts payable/inventory system without the system being completely tested and interfaced with the store systems. As a result of implementation problems with the system, Crown Books has been unable to determine an accurate and timely manner the purchases and amounts payable for each vendor throughout the year. Additionally, reconciliations of certain key general ledger accounts, including cash, accounts payable and inventory, were not performed on a timely basis during the year and the adjustment to reconcile the general ledger to the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

physical inventory at year-end was unusually high. Significant effort was required in connection with the year-end financial statement closing process to reconcile these accounts, determine the nature of any reconciling items and record adjustments to correct errors or omissions to these accounts.

Since February 1998, Crown Books, under its new management, has invested a substantial effort and made improvements in the controls and procedures relating to the above mentioned items. To date these improvements have not resolved the problems and efforts need to continue to enable Crown Books to produce accurate financial data in a timely and efficient manner. As a result of the foregoing issues, Crown Books' independent public accountants advised Crown Books that in their view, there is a material weakness in Crown Books' internal control structure. Management of Crown Books intends to continue its efforts to improve internal control and procedures.

Year 2000

The Company is currently conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on a preliminary review, the store systems will need to upgrade to the latest version of the point-of-sale program, and some stores will need new computer equipment to handle this upgrade. The general ledger system seems to be ready to handle Year 2000, but ancillary and related programs could need modification. Based on this review, a plan to ensure minimal disruption to the Company operations will be developed. There can be no certainty that there will be sufficient time to implement the plan by the Year 2000. Currently the aggregate costs associated with this program are estimated at $600,000 for fiscal 1999.

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

Item 8.  Financial Statements and Supplementary Data

Financial Statements                                              Page
--------------------                                              ----
       Report of Independent Public Accountants                   32

       Consolidated Balance Sheets                                33-34

       Consolidated Statements of Operations                      35

       Consolidated Statements of Stockholders' Equity            36

       Consolidated Statements of Cash Flows                      37-38

       Notes to Consolidated Financial Statements                 39-61

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO CROWN BOOKS CORPORATION:

We have audited the accompanying consolidated balance sheets of Crown Books Corporation (a Delaware corporation and a majority-owned subsidiary of Dart Group Corporation) and subsidiaries as of January 31, 1998 and February 1, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crown Books Corporation and subsidiaries as of January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is experiencing liquidity problems. These facts raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As discussed in Note 1 to the consolidated financial statements, in fiscal 1997 the Company changed its method of accounting for cash equivalents and in fiscal 1998 changed its method of accounting for purchased computer software costs.





                                                       ARTHUR ANDERSEN LLP

Washington, D.C.
April 28, 1998

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                           January 31,     February 1,
 ASSETS                                       1998            1997
                                              ----            ----
Current Assets:
  Cash and equivalents                     $  4,320        $  3,377
    Short-term instruments                    9,558          12,674
  Accounts receivable                         5,955           7,962
  Income taxes refundable                      --             3,802
  Merchandise inventories                    79,457         110,036
  Deferred income taxes                        --               830
  Prepaid income taxes                          584            --
  Other current assets                        3,417           2,902
                                           --------        --------
    Total Current Assets                    103,291         141,583
                                           --------        --------

Property and Equipment, at cost:
  Furniture, fixtures and equipment          37,420          36,033
  Leasehold improvements                     11,547          16,122
  Property under capital leases               1,187           1,187
                                           --------        --------
                                             50,154          53,342
Accumulated Depreciation and
  Amortization                               26,819          27,963
                                           --------        --------
                                             23,335          25,379

Deferred Income Taxes                          --             8,404

Other Assets                                    300           1,531
                                           --------        --------

Total Assets                               $126,926        $176,897
                                           ========        ========

                 See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                   January 31,       February 1,
 LIABILITIES AND STOCKHOLDERS' EQUITY                 1998              1997
                                                      ----              ----
Current Liabilities:
  Accounts payable, trade                          $  54,096         $  54,787
  Accrued expenses -
    Salaries and benefits                              3,960             3,290
    Taxes other than income                            3,814             4,011
    Other                                             21,299            18,916
  Current portion of reserve for
    closed stores and restructuring                    1,955             3,298
  Due to affiliate                                       418               213
                                                   ---------         ---------
    Total Current Liabilities                         85,542            84,515
                                                   ---------         ---------

Obligations Under Capital Leases                       1,725             1,684
                                                   ---------         ---------
Reserve for Store Closings and
  Restructuring                                        3,859             6,243
                                                   ---------         ---------
    Total Liabilities                                 91,126            92,442
                                                   ---------         ---------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized, 5,612,611
    shares issued                                         56                56
  Paid-in capital                                     43,809            43,809
  Retained earnings (deficit)                         (2,609)           46,041
  Treasury stock, 324,138 and 323,638
    shares of common stock,
    at cost, respectively                             (5,456)           (5,451)
                                                   ---------         ---------
    Total Stockholders' Equity                        35,800            84,455
                                                   ---------         ---------


Total Liabilities and Stockholders'
  Equity                                           $ 126,926         $ 176,897
                                                   =========         =========

                 See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (dollars in thousands, except per share amounts)

                                                                Years Ended
                                              January 31,       February 1,       February 3,
                                                 1998              1997              1996
                                                 ----              ----              ----
                                              (52 weeks)        (52 weeks)        (53 weeks)
 Sales                                        $ 297,505         $ 287,737         $ 283,475
 Interest and other income                          290             1,007             2,936
                                              ---------         ---------         ---------
                                                297,795           288,744           286,411
                                              ---------         ---------         ---------

 Expenses:
   Cost of sales, store
     occupancy and warehousing                  260,497           233,847           231,837
   Selling and administrative                    68,046            54,430            50,993
   Depreciation and amortization                  5,809             5,707             5,415
   Interest expense                               1,497             1,115             1,279
   Write-off of impaired assets                   4,275              --                --
   Closed store charge (reversal)                (1,546)           (1,052)           (6,743)
   Restructuring charge (reversal)                  (88)           (3,865)           (2,051)
                                              ---------         ---------         ---------
                                                338,490           290,182           280,730
                                              ---------         ---------         ---------

Income(loss)before income taxes                 (40,695)           (1,438)            5,681

Income taxes (benefit)                          (15,016)             (578)            1,977
Valuation allowance for deferred
  tax assets                                     22,971              --                --
                                              ---------         ---------         ---------

Net income (loss)                             $ (48,650)        $    (860)        $   3,704
                                              =========         =========         =========

Per share data:
  Basic earnings (loss) per share             $   (9.20)        $    (.16)        $     .69
  Diluted earnings (loss) per share               (9.20)             (.16)              .69

Weighted average common share and
  common share equivalents outstanding
  Basic                                           5,289             5,344             5,389
  Dilutive                                        5,289             5,344             5,399

                 See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                              Years Ended
                                             January 31,      February 1,      February 3,
                                                1997             1997             1996
                                             (52 weeks)       (52 weeks)       (53 weeks)
Common Stock:
  Balance, beginning and end of period        $     56         $     56         $     56
                                              ========         ========         ========


Note Receivable, Net of Discount:
  Balance, beginning of period                $   --           $   (115)        $   (103)
    Acquisition of treasury shares                --                115             --
    Amortization of discount                      --               --                (12)
                                              --------         --------         --------
  Balance, end of period                      $   --           $   --           $   (115)
                                              ========         ========         ========

Paid-in Capital:
  Balance, beginning and end of period        $ 43,809         $ 43,809         $ 43,809
                                              ========         ========         ========

Unrealized Investment Losses:                 $   --           $   --           $     (6)
                                              ========         ========         ========

Retained Earnings:
  Balance, beginning of period                $ 46,041         $ 46,901         $ 43,197
    Net income (loss)                          (48,650)            (860)           3,704
                                              --------         --------         --------
  Balance, end of period                      $ (2,609)        $ 46,041         $ 46,901
                                              ========         ========         ========

Treasury Stock:
  Balance, beginning of period                $ (5,451)        $ (3,184)        $ (3,184)
    Acquisition of treasury shares                  (5)          (2,267)            --
                                              --------         --------         --------
  Balance, end of period                      $ (5,456)        $ (5,451)        $ (3,184)
                                              ========         ========         ========

Shares of Common Stock Outstanding:
  Balance, beginning of period                   5,289            5,389            5,389
    Acquisition of treasury shares                --               (100)            --
                                              --------         --------         --------
  Balance, end of period                         5,289            5,289            5,389
                                              ========         ========         ========

                 See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                                Years Ended
                                               January 31,      February 1,     February 3,
                                                  1998             1997            1996
                                                  ----             ----            ----
                                               (52 weeks)       (52 weeks)      (53 weeks)
Cash Flows from Operating Activities:
  Net income (loss)                            $(48,650)        $   (860)        $  3,704
  Adjustments to reconcile net income
    (loss) to net cash used in
    operating activities:
    Depreciation and amortization                 5,809            5,707            5,415
    Reversal of closed stores
      and restructuring charge                   (1,634)          (4,917)          (8,794)
    Valuation allowance for deferred
      tax assets                                 22,971             --               --
    Provision for impaired assets                 4,275             --               --
    Interest in excess of capital
      loan payments                                  41             --               --
    Loss on disposal of fixed assets              1,205             --               --
  Changes in assets and liabilities:
    Accounts receivable                           2,825           (4,021)             601
    Merchandise inventories                      30,579           (7,844)             241
    Prepaid and refundable income taxes           3,218           (2,331)          (1,471)
    Other current assets                           (515)          (2,261)            (272)
    Other assets                                    (25)          (1,444)             (30)
    Accounts payable, trade                        (691)          12,479          (13,387)
    Accrued expenses                              2,856            9,861           (5,668)
    Payment to Robert M. Haft                      --            (14,749)            --
    Due to affiliate                                205             (212)             315
    Income taxes payable                           --               --             (5,046)
    Deferred income taxes                       (13,737)           4,521            4,873
    Reserve for closed stores
      and restructuring                          (1,577)          (2,865)          (3,426)
                                               --------         --------         --------
      Net cash provided by (used in)
        operating activities                   $  7,155         $ (8,936)        $(22,945)
                                               --------         --------         --------

Cash Flows from Investing Activities:
  Capital expenditures                         $ (9,323)        $ (7,800)        $ (6,816)
  Purchases of United States Treasury
    Bills                                          --               --            (51,497)
  Dispositions of United States
    Treasury Bills                                 --              2,009           49,494
  Purchases of United States
    Treasury Notes                                 --               --             (2,200)
  Dispositions of United
    States Treasury Notes                          --               --             19,200
  Sales of corporate notes                         --               --              2,750

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                             (dollars in thousands)

                                                                         Years Ended
                                                          January 31,     February 1,       February 3,
                                                             1998            1997              1996
                                                             ----            ----              ----
                                                          (52 weeks)      (52 weeks)        (53 weeks)
Cash Flows from Investing Activities
  (continued):
  Maturities of United States
    Agency Notes                                          $   --           $   --           $    950
  Maturities of municipal securities                          --                550             --
  Sales of municipal securities                               --              3,612           10,216
                                                          --------         --------         --------
      Net cash provided by(used in)
        investing activities                              $ (9,323)        $ (1,629)        $ 22,097
                                                          --------         --------         --------

Cash Flows from Financing Activities:
  Principal payments under
    capital lease obligations                             $   --           $   --           $    (24)
  Purchase of treasury stock                                    (5)            --               --
  Payment to Robert M. Haft for
    treasury shares                                           --             (2,146)            --
                                                          --------         --------         --------
      Net cash used in financing
        activities                                        $     (5)        $ (2,146)        $    (24)
                                                          --------         --------         --------

Net Increase (Decrease) in
  Cash and Equivalents                                    $ (2,173)        $(12,711)        $   (872)
Cash and Equivalents at Beginning
  of Year (Note 1)                                          16,051           28,762           29,634
                                                          --------         --------         --------
Cash and Equivalents at End
  of Year (Note 1)                                        $ 13,878         $ 16,051         $ 28,762
                                                          ========         ========         ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid (refunded) during the year for:
    Interest                                              $  1,497         $  2,016         $    377
    Income taxes (refund)                                   (4,445)          (2,755)           3,129

Supplemental Disclosure of Non Cash Activities:
  Write-off book value of fixed assets
  to restructuring and closed store
  reserves                                                $  4,956         $    522         $    661

                 See notes to consolidated financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

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

Risk and Liquidity Factors

Crown Books has experienced recurring losses and decreased in comparable store sales over the last past several years. Additionally, as of January 31, 1998, the Company has current liabilities of approximately $85 million and current assets excluding merchandise inventories of $24 million. Under the terms of its credit facility, the Company is currently permitted to borrow up to a maximum of $25 million. As of April 28, 1998, $22.2 million dollars was borrowed under this facility. As a result of the recurring losses and the limited borrowing capacity currently available, the Company is experiencing liquidity problems that raise substantial doubt about its ability to continue as a going concern.

The Company's new management team is negotiating with the lenders to either increase its borrowing capacity under its existing credit facility or to enter into a new credit facility with increased borrowing capacity and expect to obtain commitments for these facilities in May 1998. Additionally, management has developed a plan to stabilize store sales and reduce operating costs and intends to negotiate extended payment terms with its vendors. While management believes all these actions will enable the Company to meet its obligations as they become due, there can be no assurance that the Company will be successful in obtaining the additional financing, extending vendor terms and implementing its operating plan in a manner that ensures the Company will have sufficient liquidity to operate its business and remain a going concern. If the negotiations with the lenders and the vendors are not successful and alternative financing sources are not available, the Company will consider reorganization protection alternatives under bankruptcy laws. The Company currently has no plans to liquidate. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


Fiscal Year

The Company's fiscal year ends on the Saturday closest to January 31. The fiscal year ended February 3, 1996 included 53 weeks and all other fiscal years presented include 52 weeks.

Cash and Equivalents

Effective in fiscal 1997, and applied retroactively to all years presented herein, the Company changed its accounting policy to include only investments with a maturity of three months or less as cash equivalents. The impact of this change was to reclassify amounts previously presented in the accompanying consolidated balance sheets and statements of cash flows. Cash equivalents include short-term instruments which are comprised of United States Treasury Bills and money market funds.

Fair Value of Financial Instruments

The fair values of current financial assets and liabilities are approximately the reported carrying amounts.

Merchandise Inventories

The Company's inventories are priced at the lower of first-in, first-out cost or market.

Property and Equipment and Depreciation

Property and equipment are recorded at cost. The Company depreciates furniture, fixtures and equipment generally over a ten-year period using the straight-line method. Computer equipment is depreciated over a five-year period using the straight-line method. Effective February 2, 1997, the Company changed its accounting policy from expensing purchased computer software costs in the year of acquisition to capitalizing and depreciating these costs over the estimated useful life not to exceed five years. Management has determined that these costs benefit future periods. During the 52 weeks ended January 31, 1998, the Company recorded amortization of purchased computer software of approximately $530,000. The effect of capitalizing purchased computer software was to reduce the Company's reported net loss in fiscal 1998 by approximately $1,200,000 ($.23 per share). All stores and some equipment are leased. Improvements to leased premises are amortized over a ten-year period or over the term of the lease, whichever is shorter. Assets financed (primarily buildings) through asset based financing arrangements are depreciated over the lives of the leases. Accumulated amortization for assets under capital lease was $480,000, $441,000 and $402,000, as of January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


Preopening Expenses

All costs of a noncapital nature incurred in opening a new store are charged to expense as incurred.

Long Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value should be assessed. Impairment is measured by comparing the carrying value to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. Crown Books has determined that as of January 31, 1998, there was an impairment in the carrying value of certain long-lived assets and recorded approximately a $4.3 million reserve for those assets.

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

Earnings Per Share

The computation of diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the year. The Company adopted statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, in the fourth quarter of fiscal 1998 and has restated all previously presented earnings per share data. Stock options represent the only difference between basic and diluted earnings per share, however they are anti-dilutive for all periods presented.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


New Accounting Standards

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

The provision (benefit) for income taxes consists of the following:

                                                (dollars in thousands)
                                                      Fiscal Year
   Current:                                 1998         1997         1996
                                            ----         ----         ----
     Federal                              $    -       $ (4,026)    $ (2,715)
     State                                     -         (1,020)        (474)
                                          --------     --------     ---------
                                               -         (5,046)      (3,189)
   Deferred:
     Federal                               (11,737)       3,433        4,191
     State                                  (3,279)       1,035          975
     Valuation allowance                    22,971          -            -
                                          --------     --------     ---------
                                          $  7,955     $   (578)    $  1,977
                                          ========     ========     =========

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


The effective income tax rate is reconciled to the Federal statutory rate as follows:

                                                                 (dollars in thousands)
                                                                       Fiscal Year
                                                         1998              1997              1996
                                                         ----              ----              ----
    Federal statutory rate                                34.0%             34.0%             34.0%
    Income taxes at Federal
      statutory rate                                  $(13,836)         $   (489)         $  1,932
    Increase(decrease)in taxes resulting from:
        State income taxes, net of
          Federal income tax benefit                    (1,272)              (76)              194
        Tax exempt municipal bond income                  --                 (38)             (191)
        Valuation allowance                             22,971              --                --
        Other                                               92                25                42
                                                      --------          --------          --------
    Income tax provision (benefit)                    $  7,955          $   (578)         $  1,977
                                                      ========          ========          ========

    Effective tax rate                                     N/A              40.2%             34.8%
                                                      ========          ========          ========

The tax effect of each type of temporary difference and carry forward that generates a significant portion of deferred tax assets is as follows:

                                                             (dollars in thousands)
                                                           January 31,       February 1,
     Gross deferred Tax Assets:                               1998              1997
                                                              ----              ----
        Capitalized leases treated as
          operating leases for tax purposes                 $    228         $    212
        Uniform capitalization of inventory                      579              866
        Reserves for closed stores and restructuring           1,811            3,098
        Straight line rent adjustments                         1,276              719
        Accrued legal expenses                                  --                222
        Depreciation                                           1,877            1,759
        Self-insurance accrual                                   575              252
        Unrealized investment losses                            --                  4
        Capital loss carryforward                                195              204
        Construction reimbursements                              575             --
        Reserve for inventory                                  1,775             --
        Bad debt reserve                                         457             --
        Sick and vacation accrual                                351              123
        Other                                                    360              234
        Net operating loss carryforward                       15,112            3,641
        Alternative minimum tax credit carryforward              300              400
        Valuation allowance                                  (25,471)          (2,500)
                                                            --------         --------
          Net deferred tax assets                           $   --           $  9,234
                                                            ========         ========

During fiscal 1998 the Company generated a $31.9. million net operating loss carryforward. During fiscal 1997, the Company generated a $24.0 million net operating loss of which approximately $14.0 million was carried back to fiscal

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


1994 and fiscal 1995. As a result, the Company has a cumulative net operating loss carryforward of approximately $41.9 million which will expire in 2013. In addition, the Company has generated an alternative minimum tax credit of approximately $0.3 million, which can be used to offset future regular tax liabilities. The Company has approximately $0.5 million capital loss carryforwards that will expire in 2011.

Realization of the net deferred tax assets is dependent upon the reversal of taxable temporary differences during periods when the Company has taxable income or carryback of current losses against taxable income generated in the carryback period.

During fiscal 1998, due to continuing net operating losses the Company concluded that it was more likely than not that the Company would not realize deferred income tax benefits of approximately $23.0 million as a result of ongoing net operating losses. Accordingly, the Company increased its valuation allowance for deferred tax assets from $2.5 million to $25.5 million. The Company will continue to evaluate the need for the valuation allowance for deferred tax assets.

Under the provisions of the Tax Reform Act of 1996 the utilization of the Company's net operating loss carryforwards may be limited, if substantial changes in stock ownership takes place.

NOTE 3 - RESTRUCTURING AND CLOSED STORE RESERVES

Restructuring Reserves

In fiscal years 1993 and 1994, the Company determined that a number of the smaller Classic Crown Books stores were not competitive in an industry moving to larger stores. Consequently, the Company recorded restructuring charges totaling $12,800,000 during these two years for the anticipated costs for closing certain of the smaller Classic Crown Book stores and, relocating, expanding and converting certain of such stores to the Super Crown Books concept. These costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the restructuring reserves during the last three fiscal years was as follows:

                                                     (dollars in thousands)
                                             1998             1997            1996
                                             ----             ----            ----
Restructuring Reserve,
  beginning of year                       $  1,507         $  7,025         $ 10,515
Less: Payments and charges                    (426)          (1,653)          (1,439)
      Reversal of reserves, net                (88)          (3,865)          (2,051)
                                          --------         --------         --------
Restructuring Reserve, end of year        $    993         $  1,507         $  7,025
                                          ========         ========         ========

During the last three fiscal years, the Company reversed portions of the restructuring reserve as a result of (i) management decisions not to close certain stores that had been scheduled for closing, (ii) stores were closed under negotiated lease settlements that were more favorable than expected, and
(iii) the postponement of certain store closings.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


The remaining restructuring reserve relates to nine stores, of which four have been closed as of January 31, 1998, with lease obligations ranging from one to 84 months. The lease obligation allocable to related party leases is approximately $485,000. The restructuring reserve is expected to be utilized as follows:

                                  (dollars in thousands)
                               Lease               Leasehold
           Fiscal           Obligations          Improvements
            Year          (Cash Outflows)         & Fixtures             Total
            ----          ---------------         ----------             -----
            1999             $     223             $       -           $     223
            2000                   347                     4                 351
            2001                   100                     -                 100
            2002                    61                     -                  61
            2003                    61                     -                  61
            2004-2005              197                     -                 197
                             ---------             ---------           ---------
            Total            $     989             $       4           $     993
                             =========             =========           =========

Since the recorded restructuring reserve represents an estimate based upon anticipated store closing dates and the book value of the leasehold improvements at the time a store is closed, the actual amounts of costs associated with store closings may be different from the reserve.

Store Closing Reserve

The Company continually evaluates its store operations and the need to close stores that do not perform satisfactorily. The Company recognizes store closing costs when management decides to close a store. The costs primarily represent unrecoverable lease obligations (net of estimated sublease income) and the book value of leasehold improvements at the estimated closing date. The activity in the closed store reserves during the last three fiscal years is as follows:

                                                         (dollars in thousands)
                                                 1998              1997            1996
                                                 ----              ----            ----
Closed Store Reserve, beginning of year        $  8,034         $ 10,850         $ 20,241
Less: Payments and charges                       (1,667)          (1,764)          (2,648)
      Reversal of reserves, net                  (1,546)          (1,052)          (6,743)
                                               --------         --------         --------
Closed Store Reserve, end of year              $  4,821         $  8,034         $ 10,850
                                               ========         ========         ========

During the last three fiscal years, the Company reversed portions of the closed store reserve as a result of (i) management decisions not to close certain stores that had been scheduled for closing, (ii) stores were closed under negotiated lease settlements that were more favorable than expected, and (iii) the postponement of certain store closings.

The remaining closed store reserve relates to 41 stores, of which 12 have been closed as of January 31, 1998, with lease obligations ranging from one to 71 months. The lease obligation allocable to related party leases is approximately $582,000. The closed store reserve is expected to be utilized as follows:

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996



                                  (dollars in thousands)
                                Lease             Leasehold
          Fiscal             Obligations         Improvements
           Year            (Cash Outflows)        & Fixtures            Total
           ----            ---------------        ----------            -----
           1999               $   1,193            $    405            $  1,598
           2000                   1,386                 136               1,522
           2001                     890                 101                 991
           2002                     470                  45                 515
           2003                     109                 -                   109
           2004-2005                 86                 -                    86
                              ---------            --------            --------
           Total              $   4,134            $    687            $  4,821
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

The following table summarizes the intercompany transactions:

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


                                           (dollars in thousands)
                                                 Fiscal Years
                                          1998       1997         1996
                                          ----       ----         ----
   Due To Affiliate,
     Beginning of Year                 $    213    $    425    $     92
                                       --------    --------    --------
   Direct Expense Charges -
     Rentals (Note 7)                       381         294         275
     Salaries                             2,126       1,846       1,669
     Legal, rentals and other             5,453       5,683       5,110
                                       --------    --------    --------
                                          7,960       7,823       7,054
                                       --------    --------    --------

  Payments                               (7,755)     (8,035)     (6,721)
                                       --------    --------    --------

  Due To Affiliate, End of Year        $    418    $    213    $    425
                                       ========    ========    ========

All transactions with Dart included above are made free of interest and under current payment terms that, in management's opinion, are comparable to those with unrelated parties. The average balances of amounts due to affiliate were $236,000, $188,000 and $553,000 for fiscal 1998, 1997, and 1996, respectively.

NOTE 5 - CREDIT AGREEMENT

On September 12, 1996, the Company entered into a revolving credit facility with a finance company to borrow up to $50.0 million. While the Company's tangible net worth is less than $70.0 million, the Company is limited to borrowing a maximum of $25.0 million under the current terms of the revolving credit facility. As of January 31, 1998 the Company's tangible net worth was $35.8 million. Outstanding borrowings during fiscal 1998 and fiscal 1997 were paid-off as of January 1, 1998 and 1997, respectively. The maximum borrowings outstanding at any one time during the 52 weeks ended January 31, 1998 were $22,148,000. The average borrowings and weighted average interest rate for the 52 weeks ended January 31, 1998 were $10,061,000 and 8.5%. The Company intends to use proceeds from draw-downs under the credit facility for working capital and other corporate purposes. The credit facility has an original term of three years. Borrowings under the credit facility include revolving loans and letters of credit which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%. Interest on prime rate borrowings is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for subsequent one to six month periods. LIBOR loans may be converted to prime rate loans and vice versa. The agreement includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months.

Borrowings under the credit facility are secured by the Company's inventory, accounts receivable and proceeds from the sale of such assets of the Company. The credit facility also contains certain restrictive covenants, including a

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


limitation on the incurrence of additional indebtedness and places a $13.1 million limitation on payments to settle disputes with Haft family members. There are additional covenants related to tangible net worth. Loans under the credit facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. The Company may terminate the credit facility upon 60-days prior written notice to the lender and the lender may terminate it as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company. The Company had $25.0 million available for borrowing at January 31, 1998.

The Company may need to increase its borrowing under its revolving credit facility, though its ability to do so is subject to conditions contained in the loan agreement that the Company does not meet. To increase the limit from $25.0 million to $35.0 million, the Company is required to maintain a minimum tangible net worth of $73.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, and to maintain a minimum tangible net worth of $70.0 million as of the election date and thereafter, in addition to other covenants. To increase the limit from $35.0 million to $50.0 million, the Company is required to maintain a minimum tangible net worth of $75.0 million as of the fiscal year end preceding the election and for each fiscal year end thereafter, in addition to other covenants. Crown Books is negotiating with its lenders either to increase its borrowing capacity under its existing credit facility or to enter into a new credit facility with increased borrowing capacity. Management of Crown Books believes that it will either amend its existing facilities or enter a new credit facility in May 1998. There can be no assurance, however, that Crown Books will succeed in its attempt to obtain a new credit facility.

NOTE 6 - BOARD OF DIRECTORS

In January 1994, the Board of Directors of Dart established a Special Litigation Committee to assess, on behalf of the Company, whether to pursue, settle or abandon, claims raised in the derivative lawsuits filed against the Company.
See Note 7 for a discussion of the derivative lawsuits.

On September 7, 1994, the Board of Directors of Dart established an Executive Committee comprised of Dart's outside directors to conduct the affairs of Dart with respect to matters that were the subject of disputes between the Chairman of the Board and Chief Executive Officer of Dart, Herbert H. Haft, and the then President and Chief Operating Officer of Dart, Ronald S. Haft. In October 1994 the Board of Directors of Crown Books established an Executive Committee comprised of the same outside directors, with authority parallel to that of Dart's Executive Committee. The disputes between Herbert H. Haft and Ronald S. Haft concerning issues involving Dart and Crown Books were extensive. Accordingly, the respective Executive Committees assumed day-to-day involvement in these disputed issues and other matters affecting Dart and Crown Books, in particular matters relating to litigation to which Dart or Crown Books was then

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


a party. The Executive Committee remains involved in the day-to-day affairs of Dart. Its continuing role is dependent upon future developments.

Members of the Executive Committee are compensated at a rate of $275 per hour plus reimbursement of expenses. Members of the Special Litigation Committee of the Board of Directors, which was established on January 4, 1994, were compensated at a salary rate of $250 per hour plus reimbursement of expenses. Compensation paid by Dart and its subsidiaries, including the Company, to members of the respective Executive Committees for their services on those committees totaled $1,137,000, $1,299,000 and $1,263,000 in fiscal 1998, 1997 and 1996, respectively ($379,000, $423,000 and $421,000 paid by the Company in fiscal 1998, 1997 and 1996, respectively). There were no fees paid to the Special Litigation Committee in fiscal 1998, 1997 and 1996.

NOTE 7 - LITIGATION

Robert M. Haft Litigation

On August 21, 1996, the Company paid approximately $16,895,000 (including interest of $1,407,000) for satisfaction of a final judgement against the Company in litigation brought by Robert M. Haft (the "RMH Judgment"). The Company accrued approximately $13,342,000 of the RMH Judgment in fiscal 1995 and accrued interest monthly at rates set forth in the RMH Judgment. Approximately $2,146,000 (plus interest) of the RMH Judgment was paid to Robert M. Haft for 100,000 shares of common stock of Crown Books. The Company recorded the purchase of the shares as treasury stock. The Company has filed a lawsuit against Herbert
H. Haft to recover these amounts.

Resolution of Haft and Related Litigation

The litigation discussed below involving Dart, its affiliates, including Crown Books, and members of the Haft family settled prior to January 31, 1998. On February 5, 1998, Dart closed the settlement agreement with Herbert H. Haft (the "HHH Settlement") and a Second Supplemental Settlement Agreement with Ronald S. Haft ("Second Supplemental Agreement"). The settlements with the various Haft family members are referred to as the "Settlements". As part of the HHH Settlement, Herbert H. Haft (i) sold to Dart all of his shares of, and options to purchase, Dart Class A Common Stock, and his capital stock of Dart's subsidiaries Crown Books and Trak Auto Corporation ("Trak Auto"),(ii) resigned from all of his positions with Dart and its subsidiary corporations, (iii) relinquished his claim to voting control of Dart, and (iv) terminated his employment agreement with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were resolved. As consideration for the HHH Settlement, Dart paid Herbert H. Haft approximately $28.0 million at the closing. An accrual for the HHH Settlement of approximately $28.0 million has been reflected in Dart's Consolidated Financial Statements. Subsequent to January 31, 1998, in connection with the closing of the Settlements, Dart also made a $10 million loan to a partnership owned by Ronald S. Haft, the proceeds

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

of which were used to repay a $10 million note to Herbert H. Haft. Consummation of the Settlements also means that all litigation (discussed below) between Dart and members of the Haft family has been settled and dismissed, and the Company is no longer subject to a Standstill Order (discussed below) previously imposed by the Delaware Court of Chancery.

Derivative Litigation

In September 1993, Alan R. Kahn and the Tudor Trust (the "Kahn Derivative Plaintiffs"), shareholders of Dart, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Ronald S. Haft, Douglas M. Bregman, Bonita A. Wilson, Combined Properties, Inc. ("CPI"), Combined Properties Limited Partnership and Capital Resources Limited Partnership. The suit was brought derivatively and names as nominal defendants Dart, Trak Auto, Crown Books, Shoppers Food Warehouse Corp. ("Shoppers"), a wholly-owned subsidiary of Dart, and other affiliated companies. The complaint, as amended on January 12, 1995, alleged waste, breach of fiduciary duty, violation of securities laws and entrenchment in connection with various lease agreements between the CPI defendants and Dart and its subsidiaries, the termination of Robert M. Haft, the compensation paid to Ronald S. Haft and Herbert H. Haft, the employment agreement entered into by Ronald S. Haft and Dart on August 1, 1993 (the "RSH Employment Agreement"), the sale of 172,730 shares of Class B Common Stock by Herbert H. Haft to Ronald S. Haft, and the compensation paid to the Executive Committee. Plaintiffs sought an accounting of unspecified damages incurred by Dart, voiding of the options sold to Ronald S. Haft, appointment of a temporary custodian to manage the affairs of Dart or to oversee its recapitalization or sale and costs and attorneys' fees.

In January 1994, a Special Litigation Committee consisting of two outside, independent directors of Dart, Crown Books and Trak Auto was appointed by the Board of Directors to assess, on behalf of Dart, whether to pursue, settle or abandon the claims asserted in the derivative lawsuit. (After the death of one member in December 1994, the Special Litigation Committee has consisted of one director.) In September 1994, the Special Litigation Committee moved for dismissal of certain claims in the derivative lawsuit and for realignment of the parties to permit Dart to prosecute other claims in the derivative lawsuit. Thereafter, the Special Litigation Committee amended its motion and advised the court that it had instituted certain lawsuits concerning Dart related party real estate transactions, and was considering asserting additional claims, certain of which were subsequently asserted. See the Lawsuit Against Herbert H. Haft Concerning Haft-Owned Real Estate, described below. The Court did not act upon the amended motion.

In September 1994, Jolien Lou, a purported shareholder of Crown Books, filed a lawsuit in the Delaware Court of Chancery for New Castle County naming as defendants Herbert H. Haft, Glenn E. Hemmerle, Ronald S. Haft, Douglas M. Bregman, H. Ridgely Bullock, Larry G. Schafran and Bonita A. Wilson. The suit was brought derivatively and named Crown Books as nominal defendant. The complaint, as amended on February 24, 1995, alleges waste and breach of

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

fiduciary duty in connection with the termination of Robert M. Haft from his position at Crown Books in 1993 and in connection with the management of Crown Books. The amended complaint also alleges legal malpractice against a lawyer advising Dart at that time. Plaintiff seeks unspecified damages incurred by Crown Books, and costs and attorneys' fees. Ronald S. Haft and Glenn E. Hemmerle were dismissed without prejudice from this lawsuit. The amended complaint does not name as a defendant H. Ridgely Bullock, who died subsequent to the filing of the original complaint. Crown Books and other defendants filed a motion to dismiss this lawsuit.

As a result of the Settlements, these derivative lawsuits have been dismissed with prejudice (except for the legal malpractice claim which was dismissed without prejudice) and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiffs' attorneys.

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

On July 18, 1995, Ronald S. Haft filed a lawsuit against Herbert H. Haft and, nominally, Dart in the Delaware Court of Chancery for New Castle County for Herbert H. Haft's alleged breach of contract and breach of fiduciary duties to Ronald S. Haft and to Dart in connection with the Proxy (Ronald S. Haft v. Herbert H. Haft, et al., Civ. A. No. 14425). In this action, Ronald S. Haft sought a declaration that the Proxy was revocable or would be revocable under certain conditions, as well as costs and attorneys' fees. Ronald S. Haft also requested that the court require Dart to refuse to recognize the validity of the Proxy. On August 9, 1995, Herbert H. Haft filed an Answer and Counterclaim denying liability and requesting rescission of the Stock Sale Agreement because of Ronald S. Haft's alleged breach of contract and other grounds. On September 25, 1995, Dart filed its answer in this action. Both Ronald S. Haft and Herbert
H. Haft moved for summary judgment in this lawsuit. On November 14, 1995, the court denied Ronald S. Haft's motion for summary judgment; Herbert H. Haft's motion for summary judgment was not acted upon.

In October 1995, Dart and its subsidiaries and Ronald S. Haft entered into a settlement of certain litigation and other related transactions (collectively the "RSH Settlement"). As part of the RSH Settlement Dart purchased from Ronald
S. Haft the 172,730 shares of Class B Common Stock that were subject to the Proxy and placed the shares in treasury.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

As a result of the Settlements, this litigation has been dismissed with prejudice.

Challenge to RSH Settlement by Herbert H. Haft

On November 6, 1995, Herbert H. Haft filed a lawsuit captioned Herbert H. Haft
v. Dart Group Corporation, et al., Del. Ch., Civ. A. No. 14685, in the Delaware Court of Chancery for New Castle County naming as defendants Dart, all of its directors (except Herbert H. Haft), Robert M. Haft, Gloria G. Haft and Linda G. Haft (collectively, "RGL"), John L. Mason, Ellen V. Sigal and Michael Ryan. Herbert H. Haft sought a judgment (i) declaring the RSH Settlement unlawful, hence null and void; (ii) declaring either that 172,730 shares of Class B Common Stock belong to him were wrongfully sold by Ronald S. Haft to Dart, and that Herbert H. Haft is entitled to restitution of such shares or, alternatively, that his purportedly irrevocable proxy on the 172,730 shares continues to be valid; (iii) declaring that Herbert H. Haft retains voting control of Dart or, at a minimum, 34.55% of Dart's voting power; (iv) declaring that the Trust Shares may not be lawfully voted; and (v) declaring that defendants John L. Mason, Ellen V. Sigal and Michael Ryan are not duly elected directors of Dart.

On December 5, 1996, Herbert H. Haft filed a motion for partial summary judgment in which he asserted two arguments based upon Section 160(c) of the Delaware General Corporation Law. Section 160(c) provides that the shares of capital stock "belonging to" a corporation are not entitled to vote. Herbert H. Haft maintained that (i) notwithstanding Section 160(c), the 172,730 Class B shares that Dart purchased in the RSH Settlement on October 6, 1995 do not "belong to" Dart and are still subject to the Proxy, and (ii) Section 160(c) does not permit the Trust Shares to be voted because those shares "belong to" Dart, not Ronald
S. Haft. Dart opposed this motion for partial summary judgment and, on March 14, 1997, the Delaware Court of Chancery denied Herbert H. Haft's motion in its entirety.

As a result of the Settlements, all claims in this litigation against or on behalf of Dart have been dismissed with prejudice.

Standstill Order

In connection with the legal challenges to the RSH Settlement raised by RGL and by Herbert H. Haft, on December 6, 1995, the Delaware Court of Chancery entered a Standstill Order. Without further order of the court, Dart could not (i) change its Certificate of Incorporation or Bylaws; (ii) change the current composition of Dart's Board of Directors or any of its subsidiaries; (iii) change the Haft family officers of Dart or any of its subsidiaries; or (iv) issue any additional securities of Dart or any of its subsidiaries (except employee stock options issued in the ordinary course of business). In addition, the Standstill Order restricted certain significant corporate actions by Dart without first giving Herbert H. Haft and the other parties to the Section 225 Action not less than seven days written notice.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

As a result of the Delaware Court of Chancery approval of the Settlements, Dart is no longer subject to the Standstill Order.

Other

In the normal course of business, the Company is involved in various claims and litigation. In the opinion of management, liabilities, if any, will not have a material adverse effect, if established, upon the consolidated financial condition and results of operations of the Company.

The Company recorded legal expenses of approximately $0.4 million, $0.8 million and $1.1 million during the years ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

NOTE 8 - SETTLEMENTS OF LITIGATION

Settlement with Ronald S. Haft

On October 6, 1995, Dart and Ronald S. Haft entered into the RSH Settlement. The RSH Settlement transactions were subject to legal challenges. See Note 7. The RSH Settlement transactions were intended to have the effect, by their terms, of transferring majority control of Dart's voting stock to one or more voting trustees (the "Voting Trustees") under a Voting Trust Agreement, by and among Ronald S. Haft, Dart and Larry G. Schafran and Sidney B. Silverman, as initial Voting Trustees. On December 29, 1995, the initial Voting Trustees resigned and appointed Richard B. Stone as successor Voting Trustee.

As part of the RSH Settlement, Ronald S. Haft consented to the termination of all of his outstanding stock options to purchase up to 10,000 shares of Crown Books common stock.

Settlement with Robert, Gloria and Linda Haft

On September 26, 1997, the Company and Dart closed the transactions contemplated in an agreement, dated August 16, 1997, to settle certain litigation and enter other related transactions (the "RGL Settlement") with RGL.

The transactions completed by the closing of the RGL Settlement include: the purchase by Dart from RGL (or related parties) of 104,976 shares of Dart Class B Common Stock and 77,244 shares of Dart Class A Common Stock; the termination of options held or claimed by RGL to purchase shares of Dart Class A Common Stock; the termination of putative options to purchase 15 shares of Dart/SFW Corp., and the termination of a small number of options to purchase shares of common stock of Crown Books and Trak Auto. Dart paid RGL a total of approximately $41.0 million in connection with these transactions. In addition, Dart acquired all of Robert M. Haft and Linda G. Haft's respective interest in partnerships owning Dart's headquarters building in Landover, Maryland and a warehouse leased by Trak Auto, in Bridgeview, Illinois for $4.4 million.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

The closing of the RGL Settlement resulted in the termination of the pending claim by RGL to control of Dart and the settlement of all litigation between them and Dart and its subsidiaries. In addition, the Company dismissed all of its claims against each of RGL. Approximately $45,000 of the cost of the RGL Settlement was paid by the Company.

Settlements with Herbert H. Haft and Ronald S. Haft

On October 16, 1997, Dart announced the Settlements with Herbert H. Haft and Ronald S. Haft. The Settlements were subsequently approved by the Delaware Court of Chancery on November 24, 1997.

The HHH Settlement closed February 5, 1998 and includes the following transactions: the purchase by Dart from Herbert H. Haft of all his shares of, and options to purchase, Dart Class A Common Stock; that Herbert H. Haft resigned from all of his positions with Dart and its subsidiary corporations; that Herbert H. Haft relinquished his claim to voting control of Dart; and that Herbert H. Haft terminated his employment contract with Dart. In addition, all outstanding litigation and disputes between Dart and Herbert H. Haft were dismissed or resolved. As consideration for the Settlements, Dart paid Herbert
H. Haft approximately $28 million upon closing. Dart also made a $10 million loan to a partnership owned by Herbert H. Haft and Ronald S. Haft, which loan is personally guaranteed by Ronald S. Haft and is secured by the partnership's interest in three shopping centers located in suburban Washington, D.C. and by a one-half indirect interest in an office building in Lanham, Maryland leased by Shoppers. Dart paid substantially all of this amount with loans from Trak Auto and Shoppers. In addition, the derivative litigation (see Note 7) was dismissed with prejudice and Dart paid approximately $3.5 million in attorney's fees to derivative plaintiffs' counsel. In January 1998 Crown Books paid approximately $0.8 million for its portion the Settlements.

The transactions contemplated in the First Supplemental Agreement include: completion of bankruptcy plans of reorganization for partnerships owning Dart's headquarters in Landover, Maryland and a warehouse leased to Trak Auto in Bridgeview, Illinois; payment by Dart of $7 million to reduce outstanding mortgage loans on these properties, which will thereafter be wholly-owned by Dart and/or its affiliates; and Ronald S. Haft paid $2.2 million to Dart from escrowed funds previously earmarked for Ronald S. Haft. On November 19, 1997, the real estate related transactions contemplated in the First Supplemental Agreement were closed.

The Second Supplemental Agreement was closed in February 1998 and Dart required that the shares held in Voting Trust for the benefit of Ronald S. Haft to be transferred to Dart. On February 17, 1998, the Dart Class A and Class B Common Stock from the Voting Trust was placed in treasury and the outstanding Class A Common Stock and Class B Common Stock was designated Common Stock with all distinctions between the two eliminated.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

NOTE 9 - COMMITMENTS

Supplier Arrangements

In the fourth quarter of fiscal 1998, the Company entered into an agreement to purchase substantially all of its books in the future from one supplier and returned approximately $40.0 million of books to its previous suppliers. Because of the new book supply arrangement, the Company will need to settle their accounts with its previous suppliers including resolution of the credit for book returns, disputed items and chargebacks. Management believes that adequate reserves have been provided for these matters.

Lease Commitments

The Company leases stores, warehouses, leasehold improvements, fixtures and equipment. Renewal options are available on the majority of leases. In some instances, store leases require the payment of contingent rentals and license fees based on sales in excess of specified minimums. Certain properties are subleased with various expiration dates.

Following is a schedule by fiscal year of future minimum payments under capital leases and noncancelable operating leases for warehouses and stores (excluding sublease income) which have initial or remaining terms in excess of one year at January 31, 1998. The imputed interest rate on capital leases is 20.5% in the aggregate.

                                                        (dollars in thousands)
        Fiscal                                 Capital Leases             Operating
         Year                             (see Related Party Leases)         Leases
         ----                             --------------------------         ------
         1999                                    $    334                    29,845
         2000                                         334                    26,187
         2001                                         334                    25,051
         2002                                         334                    21,645
         2003                                         352                    18,816
         2004-2010                                  5,876                    58,567
                                                 --------                  --------
         Total                                      7,564                  $180,111
                                                                           ========
         Less: Imputed interest                     5,839
                                                 --------
         Present value of net minimum
           lease payments                           1,725
         Less: Current maturities                     -
                                                 --------
         Long-term capital lease
           obligations                           $  1,725
                                                 ========

The above table includes $1,622,000 for store operating leases where the store has been closed and the lease obligation has been accrued in the restructuring or store closing reserves. Minimum operating lease obligations have not been

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

reduced by total future minimum sublease rentals of $630,000 receivable in the future under five leases.

Rent expense for operating leases is as follows:

                                             (dollars in thousands)
                                                   Fiscal Year
                                          1998         1997         1996
                                          ----         ----         ----
Minimum rentals                        $  27,599    $  23,640    $  20,695
Contingent rentals                           104           32          143
                                       ---------    ---------    ---------
                                       $  27,703    $  23,672    $  20,838
                                       =========    =========    =========

Related Party Leases

Members of the Haft family beneficially owned all the issued and outstanding voting stock of Dart prior to the various Haft family settlements. As of February 17, 1998, Haft family members no longer own shares of Dart common stock.

Of the Company's 179 stores as of January 31, 1998, ten are leased from entities in which the Haft family members own substantially all the beneficial interests. These ten lease agreements with the Haft family provide for various termination dates which, assuming renewal options are exercised, range from 1998 to 2029, and require the payment of future minimum rentals aggregating $34,159,000 at January 31, 1998. These agreements also require payment of a percentage of sales in excess of a stated minimum, and are included in the lease commitments table above. In addition, three closed stores have lease agreements with Haft-owned entities with various termination dates from 1998 to 2005 and require future minimum rentals aggregating $715,000 at January 31, 1998. Annual fees and rentals included in the consolidated statements of operations for leases involving the Haft family were $2,032,000, $1,985,000 and $2,406,000 for 1998 and 1997, 1996, respectively.

The Company subleases from Dart 28,000 square feet of a warehouse and office facility located in Landover, Maryland which it shares with Trak Auto. The sublease, which commenced in 1985, is for 30 years and six months, and provides for rental payments increasing approximately 15% every five years over the term of the sublease. The annual rental is $334,000. The sublease agreement also requires payment for maintenance, utilities, insurance and taxes allocable to the space subleased. This sublease is classified as a capital lease and is the only capital lease under the caption, Capital Lease, on the lease commitment table above. Dart originally leased the entire 271,000 square foot warehouse and office facility from a private partnership in which Haft family members owned all of the partnership interests. However, as part of the various Haft settlements, Dart now owns the warehouse and office facility. The Company's sublease is on the same terms as Dart's original lease.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

Employment Arrangements

The Company has entered into employment agreements with several key employees. The employment agreements are for one-year terms. The agreements are automatically extended for one year unless the individual is terminated with cause. The agreements provide for compensation increases following review and performance appraisal by the Compensation Committee of the Board of Directors. Total commitments under these agreements are approximately $945,000.

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

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

NOTE 11 - EMPLOYEES' BENEFIT PLANS

The Company maintains a non-contributory profit-sharing plan for all full-time employees with one year's continuous employment. Annual contributions to the plan are based on a discretionary percentage of the Company's consolidated net income as defined in the plan, as determined by the Board of Directors. The Company did not make a contribution for fiscal 1998, 1997 and 1996.

In June 1995, the Company established a 401(k) retirement plan for all employees projected to work 1,000 hours and 90 days continuous employment. The Company is obligated to contribute an amount equal to 25% of the employees' deferrals up to 6%. The Company's contribution was approximately $140,000, $120,000 and $90,000 for fiscal 1998, 1997 and 1996, respectively.

In March 1996, the Company established a nonqualified deferred compensation plan for certain officers and key employees of the Company. The Company contributes an amount equal to 25% of the employees deferral in the nonqualified deferred compensation plan and the 401(k) plan together up to 6%. The contribution was $2,000 in each of fiscal 1998 and 1997.

NOTE 12 - STOCK OPTION PLANS

The Company has two stock option plans and accounts for the plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                               (dollars in thousands, except per share date)
                                                                  Fiscal Year
                                                   1998              1997             1996
                                                   ----              ----             ----
Net Income (Loss):
  As Reported                                 $  (48,650)        $    (860)        $   3,704
  Pro Forma                                      (49,344)           (1,073)            3,639
Net Income (Loss) per share (diluted):
  As Reported                                 $    (9.20)        $    (.16)        $     .69
  Pro Forma                                        (9.33)             (.20)              .67

The effect of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

The weighted average fair value of options granted was $4.09, $8.14 and $7.24 for options granted during fiscal 1998, 1997 and 1996 respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal 1998, 1997 and 1996, respectively: risk free rates of approximately 5.42% in fiscal 1998 and 6.0% for fiscal 1997 and

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

1996; no expected dividends; expected lives of 5.0 years; and expected volatility of 40.0% in fiscal 1998 and 75% in fiscal 1997 and 1996.

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

Information concerning the 1993 Option Plan:

                                                                Weighted Average
                             Number         Exercise Price          per Share
                          of Options          per Share          Exercise Price
                          ----------          ---------          --------------
Outstanding at
  January 28, 1995          79,130           17.00-23.00              22.24
    Granted                148,540           11.00-17.00              12.80
    Exercised                  -                  -                     -
    Forfeited              (44,100)          11.00-23.00              18.70
                          --------          -------------            ------
Outstanding at
  February 3, 1996         183,570           11.00-23.00              15.45
    Granted                184,225           10.50-12.375             11.43
    Exercised                  -                  -                     -
    Forfeited              (18,225)          11.00-23.00              14.65
                          --------          -------------            ------
Outstanding at
  February 1, 1997         349,570          $10.50-23.00             $13.56
    Granted                165,550                  9.375              9.375
    Exercised                  -                     -                  -
    Forfeited             (109,295)          9.375-23.00              12.32
                          --------          ------------             ------
Outstanding at
  January 31, 1998         405,825          $9.375-23.00             $12.19
                          ========          ============             ======

Options to purchase 159,801 shares were exercisable at January 31, 1998 and 844,175 options remained available for grant. At January 31, 1998, 66,230 of the options outstanding have exercise prices between $17.00 and $23.00 per share, with a weighted average exercise prices of $20.67 per share, a weighted average contractual life of 0.9 years and all such options are exercisable. The remaining 339,595 options outstanding have exercise prices between $12.375 and $9.375 per share, with a weighted average exercise price of $10.54 per share, a weighted average contractual life of 3.8 years and 93,571 such options are exercisable.

Crown Books Corporation Stock Option Plan

The Crown Books Corporation Stock Option Plan (the "Option Plan") provided for option grants to officers, directors and key employees of the Company and its parent and subsidiaries. No new options could be granted after January 1, 1993.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Continued

              Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996

Information concerning the Option Plan:


                               Number          Option Price       Weighted Average
                             of Options         per Share          Exercise Price
                             ----------         ---------          --------------
Outstanding at
  January 28, 1995             144,747         19.50-23.93               21.79
    Exercised                      -                -                      -
    Forfeited                   (7,458)        19.50-20.50               20.22
    Expired                    (19,758)        19.50-21.45               20.49
                               -------        ------------            --------
Outstanding at
  February 3, 1996             117,531         20.00-23.93               22.11
    Exercised                      -                -                      -
    Forfeited                   (2,904)        20.00-20.50               20.24
    Expired                    (16,933)        20.50-22.55               21.71
                               -------        ------------            --------
Outstanding at
  February 1, 1997              97,694         20.00-23.93               22.24
    Exercised                      -                -                      -
    Forfeited                  (80,000)        20.00-23.93               22.48
    Expired                    (17,694)        20.00-22.00               21.13
                               -------        ------------            --------
Outstanding at
  January 31, 1998                 -          $     -                 $    -
                               =======        ============            ========

All outstanding options under the Option Plan expired or were forfeited during fiscal 1998.

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

NOTE 13 - SUBSEQUENT EVENT

On April 9, 1998, Dart entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary") pursuant to which Dart has agreed to become a wholly owned subsidiary of Richfood Holdings. Pursuant to the terms of the Merger Agreement, Richfood Holdings will (1) make a cash tender offer (the "Offer") for all of the issued and outstanding shares of common stock at a price of $160.00 per share and (2) take all steps necessary to cause Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart will become a wholly owned subsidiary of Richfood Holdings. As a result of the Merger, Richfood Holdings will indirectly own 52.3% of the outstanding Common Stock.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued

             Fiscal Years Ended January 31, 1998, February 1, 1997
                              And February 3, 1996


The Offer is subject to a number of customary conditions. The Merger is subject to the tender in the offer of a majority of shares of common stock on a fully diluted basis and to other customary conditions, including the receipt of regulatory approvals and the absence of material adverse effects on the business or financial conditions of Dart and its subsidiaries, taken as a whole with certain limited exceptions. There can be no assurance that either the Offer or the Merger will be consummated.

If the Merger occurs, Richfoods intends to divest Dart's interest in the Company. The impact, if any, resulting from the Merger or subsequent divestment of the Company by Dart has not been considered in these financial statements.

NOTE 14 - INTERIM FINANCIAL DATA - (UNAUDITED)

Selected interim financial data for the years ended January 31, 1998 and February 1, 1997 are as follows:

                                        (in thousands, except per share data)
THREE MONTHS ENDED:         JANUARY 31,      NOVEMBER 1,       AUGUST 2,         MAY 3,
                               1998             1997             1997             1997
                               ----             ----             ----             ----
NET SALES                    $ 98,268         $ 65,676         $ 67,018         $ 66,543
GROSS PROFIT (1)                8,358            6,630           10,347           11,673
NET INCOME (LOSS)(2)          (16,176)         (25,637)          (4,175)          (2,662)
NET INCOME (LOSS) PER
  SHARE (DILUTED) (3)        $  (3.06)        $  (4.85)        $   (.79)        $   (.50)


THREE MONTHS ENDED:         FEBRUARY 1,      NOVEMBER 2,      AUGUST 3,        MAY 4,
                                1997            1996            1996            1996
                                ----            ----            ----            ----
NET SALES                    $ 95,431        $ 63,281        $ 66,533         $ 62,492
GROSS PROFIT (1)               19,939          10,672          11,892           11,387
NET INCOME (LOSS) (4)           2,357             110          (1,536)          (1,791)
NET INCOME (LOSS) PER
  SHARE (DILUTED) (3)        $    .45        $    .02            (.28)        $   (.33)

(1) After deduction of cost of sales, store occupancy and warehousing expenses.
(2) Includes valuation allowance for deferred tax assets during the third quarter.
(3) The sum of these amounts may not equal the annual amount because of the changes in the average number of shares outstanding during the year.
(4)      Including reversals of previously provided closed store reserves.
(5) Includes fourth quarter reserves of $3.8 million for a returns to publishers and $6.9 million for shrink.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

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

   10.17          Second Amendment of Lease dated August 19, 1993 and Third
                  Amendment of Lease dated August 30, 1993 between Combined
                  Properties Limited Partnership and Super Crown Books
                  Corporation (incorporated by reference to Exhibit 10(wwwww) to Crown Books' 1994 Form 10-K). (165)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

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

   10.19          Crown Books Corporation 1993 Stock Option Plan (incorporated by reference to Crown Books' registration statement on Form S-8 Reg. No.
                  33-78378).

   10.20          Financing Agreement, dated as of September 12, 1996 between
                  Crown Books Corporation and The CIT Group/Business Credit,
                  Inc.(incorporated by reference to Exhibit 10.1 to Crown Books'
                  Form 10-Q filed September 16, 1996).

   10.21          Employment Agreement dated as of January 12, 1998 between Crown Books
                  Corporation and Anna L. Currence.

   10.22          Employment Agreement dated as of February 6, 1998 between Crown Books
                  Corporation and Steven A. Pate.

   10.23          Employment Agreement dated February 9, 1998 between Crown Books
                  Corporation and Stephen M. Petty.

   10.24          Employment Agreement dated March 13, 1998 between Crown Books
                  Corporation and Mark C. Paxton.

   11             Statement on Computation of Per Share Net Income.

   21             Subsidiaries of Crown Books Corporation.

   23             Consent of Independent Public Accountants.

   27             Schedules to the Financial Statements

(b)               Reports on Form 8-K

                  During the fourth quarter of fiscal year ended January 31, 1998, the Company filed one report on Form 8-K.

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

                                       CROWN BOOKS CORPORATION


    Date: May 1, 1998          By:     Richard B. Stone
          -----------                  ----------------
                                       Richard B. Stone
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Date: May 1, 1998                  Richard B. Stone
          -----------                  ----------------
                                       Richard B. Stone
                                       Chairman of the Board of Directors


    Date: May 1, 1998                  Anna L. Currence
          -----------                  ----------------
                                       Anna L. Currence
                                       President and Chief
                                         Operating Officer


    Date: May 1, 1998                  Howard M. Metzenbaum
          -----------                  --------------------
                                       Howard M. Metzenbaum
                                       Director


    Date: May 1, 1998                  Harry M. Linowes
          -----------                  ----------------
                                       Harry M. Linowes
                                       Director

    Date: May 1, 1998                  Stephen M. Petty
          -----------                  ----------------
                                       Stephen M. Petty
                                       Chief Financial Officer

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                                  EXHIBIT INDEX


        Exhibit
        -------
         10.21             Employment Agreement dated as of January 12, 1998
                           between Crown Books Corporation and Anna L.
                           Currence.

         10.22 Employment Agreement dated as of February 6, 1998 between Crown Books Corporation and Steven A.
                           Pate.

         10.23 Employment Agreement dated as of February 12, 1998 between Crown Books Corporation and Stephen M.
                           Petty.

         10.24             Employment Agreement dated March 13, 1998 between
                           Crown Books Corporation and Mark C. Paxton.

         11                Statement on Computation of Per Share Net Income

         21                Subsidiaries of Crown Books Corporation

         23                Consent of Independent Public Accountants

         27                Financial Data Schedules