Form 10-K/A
period 1998-01-31
CROWN BOOKS CORP
filed 1998-06-01
CIK 719798

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A
                               (Amendment No. 1)

(Mark One)
(X)    Annual report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the fiscal year ended   January 31, 1998
                                                       -----------------

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
       ___________

                       Commission file number   0-11457
                                                -------

                           CROWN BOOKS CORPORATION
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Delaware                                    52-1227415
   ------------------------------------       ---------------------------------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

   3300 75th Avenue, Landover, Maryland                     20785
   ------------------------------------       ---------------------------------
   (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number, including area code       (301) 226-1200
                                                        -----------------------

 Securities registered pursuant to Section 12(b) of the Act:          NONE
                                                                   ------------


          Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, Par Value $.01 per share
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No
                                               ----     ----

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

                      DOCUMENTS INCORPORATED BY REFERENCE

1998 Information Statement . . . . . . . . . Part III Items 10-13.

This Amendment No. 1 amends the registrant' s Annual Report on Form 10-K (the "Form 10-K") for the year ended January 31, 1998, which was filed on May 1, 1998. All capitalized terms not otherwise defined herein shall have the meanings assigned to such terms in the Form 10-K.

The first sentence under Part III of the Form 10-K is hereby deleted and replaced in its entirety with the following:

       The following Items 10 through 13 are incorporated herein by reference to the Company's definitive Information Statement to be filed with Commission pursuant to Regulation 14 F-1, a copy of which is attached as Exhibit A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CROWN BOOKS CORPORATION


    Date: May 29, 1998          By:    Richard B. Stone
          ------------                 ------------------------------------
                                       Richard B. Stone
                                         Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Date: May 29, 1998                 Richard B. Stone
          ------------                 ------------------------------------
                                       Richard B. Stone
                                       Chairman of the Board of Directors


    Date: May 29, 1998                 Anna L. Currence
          ------------                 ------------------------------------
                                       Anna L. Currence
                                       President and Chief
                                         Operating Officer


    Date: May 29, 1998                 Howard M. Metzenbaum
          ------------                 ------------------------------------
                                       Howard M. Metzenbaum
                                       Director


    Date: May 29, 1998                 Harry M. Linowes
          ------------                 ------------------------------------
                                       Harry M. Linowes
                                       Director


    Date: May 29, 1998                 John C. Belknap
          ------------                 ------------------------------------
                                       John C. Belknap
                                       Director


    Date: May 29, 1998                 John E. Stokley
          ------------                 ------------------------------------
                                       John E. Stokley
                                       Director


    Date: May 29, 1998                 Stephen M. Petty
          ------------                 ------------------------------------
                                       Stephen M. Petty
                                       Chief Financial Officer