Form 10-Q
period 1998-05-02
CROWN BOOKS CORP
filed 1998-06-16
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


                                   (Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED May 2, 1998
                                                            -----------

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO
                                                           -------   -------

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

At June 15, 1998, the registrant had 5,288,473 shares of Common Stock, $.01 par value per share, outstanding.

                                     PART I

Item 1.  Financial Statements

The consolidated financial statements included herein have been prepared by Crown Books Corporation ("Crown Books"), without audit (except for the consolidated balance sheet as of January 31, 1998, which has been derived from the audited consolidated balance sheet on that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Crown Books believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Crown Books' Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED
                 (dollars in thousands, except per share data)

                                                      Thirteen Weeks Ended
                                                     ----------------------
                                                       May 2,      May 3,
                                                        1998        1997
                                                     ----------  ----------
Sales                                                 $ 66,000    $ 66,543
Interest and other income                                  101         113
                                                      --------    --------
                                                        66,101      66,656
                                                      --------    --------

Expenses:
  Cost of sales, store occupancy and
    warehousing                                         56,757      54,870
  Selling and administrative                            13,677      14,173
  Depreciation and amortization                          1,201       1,698
  Interest expense                                         404         173
                                                      --------    --------
                                                        72,039      70,914
                                                      --------    --------

Loss before income taxes                                (5,938)     (4,258)

Income taxes (benefits)                                    -        (1,596)
                                                      --------    --------

Net loss                                              $ (5,938)   $ (2,662)
                                                      ========    ========


Per share data:

Basic earnings (loss) per share                       $  (1.12)   $   (.50)
Diluted earnings (loss) per share                        (1.12)       (.50)

Weighted average common shares and common share equivalents outstanding

Basic                                                    5,288       5,289
Diluted                                                  5,288       5,289



The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)  (Audited)
                                                       May 2,    January 31,
ASSETS                                                  1998        1998
                                                     ----------  ----------
Current Assets:
  Cash                                                $  6,059   $   4,320
    Short-term instruments                                  22       9,558
  Accounts receivable                                    9,582       5,955
  Merchandise inventories                               89,119      79,457
  Prepaid income tax                                       662         584
  Other current assets                                   1,904       3,417
                                                      --------    --------
    Total Current Assets                               107,348     103,291
                                                      --------    --------


Property and Equipment, at cost:
  Furniture, fixtures and equipment                     37,720      37,420
  Leasehold improvements                                11,588      11,547
  Property under capital leases                          1,187       1,187
                                                      --------    --------
                                                        50,495      50,154
Accumulated Depreciation and Amortization               27,953      26,819
                                                      --------    --------
                                                        22,542      23,335
                                                      --------    --------

Other Assets                                               497         300
                                                      --------    --------

Total Assets                                          $130,387    $126,926
                                                      ========    ========



            The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                    (Unaudited)  (Audited)
                                                       May 2,    January 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                    1998        1998
                                                     ----------  ----------
Current Liabilities:
  Accounts payable, trade                             $ 50,002   $  54,096
   Accrued expenses -
    Salaries and benefits                                3,868       3,960
    Taxes other than income                              3,230       3,814
    Other                                               14,335      21,299
  Current portion of reserve for
    closed stores and restructuring                      1,955       1,955
  Due to affiliate                                         578         418
                                                      --------    --------
    Total Current Liabilities                           73,968      85,542
                                                      --------    --------

Revolving Credit Facility                               21,197         -
                                                      --------    --------
Obligations Under Capital Leases                         1,737       1,725
                                                      --------    --------
Reserve for Closed Stores and
  Restructuring                                          3,623       3,859
                                                      --------    --------
    Total Liabilities                                  100,525      91,126
                                                      --------    --------

Commitments and Contingencies

Stockholders' Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 issued                                        56          56
  Paid-in capital                                       43,809      43,809
  Retained earnings (deficit)                           (8,547)     (2,609)
  Treasury stock, 324,138 shares of common
    stock, at cost                                      (5,456)     (5,456)
                                                      --------    --------
  Total Stockholders' Equity                            29,862      35,800
                                                      --------    --------

Total Liabilities and Stockholders' Equity            $130,387    $126,926
                                                      ========    ========



            The accompanying notes are an integral part of these balance sheets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED

                                                      Thirteen Weeks Ended
                                                     ----------------------
                                                       May 2,      May 3,
                                                        1998        1997
                                                     ----------  ----------
Cash Flows from Operating Activities:
  Net (loss)                                          $ (5,938)  $  (2,662)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization                        1,201       1,698
    Interest in excess of capital lease payments            12         -
  Changes in assets and liabilities:
    Accounts receivable                                 (3,627)      2,081
    Merchandise inventories                             (9,662)    (11,983)
    Prepaid and refundable income taxes                    (78)       (298)
    Other current assets                                 1,513         133
    Accounts payable, trade                             (4,094)     (5,548)
    Accrued expenses                                    (7,640)     (2,588)
    Due to affiliate                                       160         310
    Deferred income taxes                                  -        (1,314)
    Other assets                                          (253)       (607)
    Reserve for closed stores                             (236)       (380)
                                                      --------    --------
      Net cash used in operating activities           $(28,642)   $(21,158)
                                                      --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                $   (352)   $ (1,233)
                                                      --------    --------
      Net cash used in investing activities           $   (352)   $ (1,233)
                                                      --------    --------

Cash Flows from Financing Activities:
  Net borrowing under revolving credit facility       $ 21,197    $ 10,840
                                                      --------    --------
      Net cash provided by financing activities       $ 21,197    $ 10,840
                                                      --------    --------

Net Decrease in Cash and Equivalents                  $ (7,797)   $(11,551)
Cash and Equivalents at Beginning of Year               13,878      16,051
                                                      --------    --------
Cash and Equivalents at End of Period                 $  6,081    $  4,500
                                                      ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the quarter for:
    Interest                                          $    412    $    173




                The accompanying notes are an integral part of these statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                          May 2, 1998 and May 3, 1997


NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries. Crown Books and its wholly-owned subsidiaries are referred to collectively as the "Company". All significant intercompany accounts and transactions have been eliminated. The Company is engaged in the business of operating discount specialty retail book stores in the United States. The stores offer books, newspapers, magazines and related accessories. The unaudited statements as of May 2, 1998 and May 3, 1997 reflect, in the opinion of management, all adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company as of May 2, 1998 and May 3, 1997 and the results of operations and cash flows for the periods indicated.

During fiscal 1998 the Company experienced implementation problems with a new accounts payable system (see Item 2.-Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

The results of operations for the 13 weeks ended May 2, 1998 are not necessarily indicative of the results of operations to be achieved for the fiscal year ended January 30, 1999.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                          May 2, 1998 and May 3, 1997


NOTE 2 - RISK AND LIQUIDITY

Crown Books has suffered substantial declines in financial performance and substantial deterioration of its business in recent years and is currently exploring alternatives for maintaining adequate liquidity. The Company's principal vendor is only shipping inventory on a cash-before-delivery basis. This same vendor has filed a lawsuit against the Company and Dart Group Corporation (see Part II, Item 1.-Legal Proceedings). There can be no assurance that vendors will continue to ship inventory to Crown Books or that there will not be further significant decline in Crown Books' business and financial condition.

Under the terms and conditions of the Credit Facility (See Note 5), Crown Book is currently permitted to borrow up to a maximum of $25 million. As of June 12, 1998, Crown Books had borrowed $23.1 million under the Credit Facility and had $1.9 million in availability. The Company is considering certain alternatives to improve its liquidity situation. However if the Company is not successful, there can be no assurance that Crown Books will have sufficient liquidity to operate its business and remain a going concern. If additional sources of liquidity are not available, the Company will consider reorganization protection alternatives under bankruptcy laws. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - EARNINGS PER SHARE

The computation of diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding during the periods presented. The Company adopted statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, in the fourth quarter of fiscal 1998 and has restated all previously presented earnings per share data. Stock options represent the only difference between basic and diluted earnings per share, however they are anti-dilutive for all periods presented.

NOTE 4 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of cost or market using the first-in, first-out method or market.

The Company takes a physical count of its store and warehouse inventories annually. The Company uses a gross profit method to determine inventories for periods when complete physical counts are not taken. The Company did not take a physical inventory for the 13 weeks ended May 2, 1998.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED (Continued)

                          May 2, 1998 and May 3, 1997


NOTE 5 - CREDIT AGREEMENT

On September 12, 1996, the Company entered into a revolving credit facility (the "Credit Facility") with a finance company to borrow up to $50.0 million. While the Company's tangible net worth is less than $70.0 million, the Company is limited to borrowing a maximum of $25.0 million under the current terms of the Credit Facility. As of May 2, 1998 the Company's tangible net worth was $29.9 million. Outstanding borrowings at May 2, 1998 were approximately $21.2 million. The maximum borrowings outstanding at any one time during the 13 weeks ended May 2, 1998 were $23,788,000. The average borrowings and weighted average interest rate for the 13 weeks ended May 2, 1998 were $12,988,000 and 8.5%. The Credit Facility has an original term of three years. Borrowings under the Credit Facility include revolving loans and letters of credit, which bear interest at a rate equal to the prime rate (as defined in the credit agreement) and LIBOR loans which bear interest at LIBOR plus 2.25%. Interest on prime rate borrowings is payable monthly. Interest and principal on LIBOR loans is payable between one and six months from the borrowing date. LIBOR loans are subject to a prepayment penalty and may be continued for subsequent one to six month periods. LIBOR loans may be converted to prime rate loans and vice versa. The agreement includes a facility fee of .25% per annum on the unused principal balance, as defined. No single advance may be outstanding for more than 36 months.

Borrowings under the Credit Facility are secured by the Company's inventory, accounts receivable and proceeds from the sale of such assets of the Company. The Credit Facility also contains certain restrictive covenants, including a limitation on the incurrence of additional indebtedness. There are additional covenants related to tangible net worth. Loans under the Credit Facility are subject to limitations based upon eligible inventory levels, as defined in the agreement. The Company may terminate the Credit Facility upon 60-days prior written notice to the lender and the lender may terminate the Credit Facility as of September 12, 1999 or on any anniversary date thereafter upon 60-days prior written notice to the Company. Crown Books had borrowed $23.1 under the credit facility and had $1.9 million available for borrowing at June 12, 1998.

NOTE 6 - MERGER

On April 9, 1998, Dart Group Corporation ("Dart"), which owns approximately 52.3% of the Company's outstanding common stock, entered into an Agreement and Plan of Merger (the "Merger Agreement") with Richfood Holdings, Inc. ("Richfood Holdings") and a subsidiary of Richfood Holdings ("Acquisition Subsidiary"). Pursuant to the terms of the Merger Agreement, Richfood Holdings (i) made a cash tender offer (the "Offer") for all of the issued and outstanding shares of common stock at a price of $160.00 per share and (ii) caused Acquisition Subsidiary to merge with and into Dart (the "Merger") in a transaction in which Dart became a wholly owned subsidiary of Richfood Holdings. The Offer closed on May 13, 1998 and the Merger was effective on May 18, 1998. As a result of the Offer and the Merger, Richfood Holdings indirectly owns 52.3% of the outstanding Common Stock of the Company.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED (Continued)

                          May 2, 1998 and May 3, 1997



Richfood Holdings has expressed its intent to divest Dart's interest in the Company as soon as practicable. The impact, if any, resulting from the divestment of the Company by Dart has not been considered in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Outlook

Except for historical information, the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including without limitation the ability of the Company to open new stores and close other stores, the sufficiency of recorded reserves for closed stores, uncertainties regarding the availability of sufficient liquidity to continue operations, the ability of the Company to renegotiate its existing credit arrangements or enter into new arrangements, the effect of national and regional economic conditions and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

In connection with its acquisition of Dart, Richfood Holdings has expressed its intent to cause Dart to divest its ownership of the Company as soon as practicable (see Note 6 of the Consolidated Financial Statements). The Company has formed an independent committee of the Board of Directors and is working with a financial advisor to pursue strategic alternatives. The declines in the Company's financial performance and its liquidity concerns may impede the ability to effect any transaction. See Item 2. -Management's Discussion and Analysis of Financial Condition and Results of Operations. Accordingly, there can be no assurance that any transaction will be effected or, if effected, will be at a price in excess of the current market price per common share.

During the last three years, the Company's business strategy has been to pursue growth opportunities by opening new Super Crown Books stores.

In prior years Super Crown Books stores have generated higher sales at converted locations. The new prototype superstores have performed below the Company's expectations. New management of the Company is making significant revisions to the design and layout of the new superstore prototype, which management believes will enhance its performance. After considering the actual results achieved by the superstores, together with liquidity constraints, the Company has suspended its expansion plans.

The Company intends to continue its practice of reviewing the profitability trends and prospects of existing stores and may close or relocate under-performing stores. The Company did not close any stores during the 13 weeks ended May 2, 1998.

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

Liquidity and Capital Resources

Crown Books has suffered substantial declines in financial performance and substantial deterioration of its business in recent years and is currently exploring alternatives for maintaining adequate liquidity. The Company's principal vendor is only shipping inventory on a cash-before-delivery basis. This same vendor has filed a lawsuit against the Company and Dart Group Corporation (see Part II, Item 1.-Legal Proceedings). There can be no assurance that vendors will continue to ship inventory to Crown Books or that there will not be further significant decline in Crown Books' business and financial condition.

Under the terms and conditions of the Credit Facility, Crown Book is currently

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

permitted to borrow up to a maximum of $25 million. As of June 12, 1998, Crown Books had borrowed $23.1 million under the Credit Facility and had $1.9 million in availability. The Company is considering certain alternatives to improve its liquidity situation. However if the Company is not successful, there can be no assurance that Crown Books will have sufficient liquidity to operate its business and remain a going concern. If additional sources of liquidity are not available, the Company will consider reorganization protection alternatives under bankruptcy laws. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Cash and short-term instruments have historically been the Company's primary source of liquidity. During the 13 weeks ended May 2, 1998, the Company borrowed approximately $21.2 million under the Credit Facility. Cash, including short-term instruments, decreased by $7,797,000 to $6,081,000 at May 2, 1998 from $13,878,000 at January 31, 1998 primarily due to funding operating losses, payments for increased merchandise inventory, payments on year-end accounts payable and other year-end liabilities and capital expenditures.

Operating activities used $28,642,000 of the Company's funds during the 13 weeks ended May 2, 1998, compared to using $21,158,000 during the 13 weeks ended May 3, 1997. The primary use of funds during the 13 weeks ended May 2, 1998 was for funding operating losses and payments for merchandise inventory, payments for year-end accounts payable balances and other year-end liabilities.

The Company used $352,000 for investing activities during the 13 weeks ended May 3, 1998, for capital expenditures.

Financing activities provided $21,197,000 to the Company's working capital during the 13 weeks ended May 2, 1998 from borrowing under the revolving credit facility.

The Company's primary working capital and capital requirements relate the replacement of merchandise inventory due to the extraordinary return of $37 million of inventory to vendors immediately after Christmas.

Prior management has signed leases for four new stores to open during fiscal 1999. The Company has successfully negotiated a cancellation of two of these leases and expects to cancel the third lease during the next few weeks. The Company is also negotiating to cancel the fourth lease.

Results of Operations

13 Week Ended May 2, 1998 Compared to the 13 Weeks Ended May 3, 1997

At May 2, 1998, the Company had 179 stores, including 131 Super Crown Books stores. There were no store closing or openings during the 13 weeks ended May 2, 1998.

Sales of $66,000,000 for the 13 weeks ended May 2, 1998 decreased by $543,000 or 0.8% compared to the 13 weeks ended May 3, 1997. Comparable sales (sales for

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

stores open for 13 months) decreased 9.3% during the 13 weeks ended May 2, 1998. Sales for comparable Super Crown Books stores decreased 8.8% during the 13 weeks ended May 2, 1998. The decreases were primarily due to interruptions in the flow of merchandise inventory primarily as a result of the liquidity problems discussed above.

Interest and other income decreased by $12,000 during the 13 weeks ended May 2, 1998 when compared to the 13 weeks ended May 3, 1997. The decrease was primarily due to reduced interest income as a result of decreased funds available for short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 86.0% for the 13 weeks ended May 2, 1998 compared to 82.5% for the 13 weeks ended May 3, 1997. The increase was primarily due to decreased gross margins as a result of increased purchases from wholesalers. The increase was also due to higher occupancy costs for new larger stores and the effect of the decline in comparable store sales on occupancy costs, as a percentage of sales, in existing stores.

Selling and administrative expenses as a percentage of sales were 20.7% for the 13 weeks ended May 2, 1998 compared to 21.3% for the 13 weeks ended May 3, 1997. The decrease was primarily due to cost-cutting measures implemented by new management.

Depreciation and amortization expense decreased $497,000 for the 13 weeks ended May 2, 1998 compared to the 13 weeks ended May 3, 1997. The decrease was primarily due to write-off of store assets and computer equipment prior to January 31, 1998.

Interest expense increased by $231,000 due to increased borrowing under the Credit Facility.

During the 13 weeks ended May 2, 1998, the Company recorded a tax benefit of approximately $2.2 million and increased its valuation allowance for deferred income tax assets by approximately $2.2 million. The Company has a net operating loss carryforward of approximately $49.8 million which will expire in various years through 2014. Under provisions of the Tax Reform Act of 1986, the utilization of the Company's net operating loss carryforward may be limited due to substantial changes in stock ownership.

The Company had a net loss of $5,938,000 in the 13 weeks ended May 2, 1998 compared to a net loss of $2,662,000 in the 13 weeks ended May 3, 1997 primarily as a result of the decline in comparable store sales and gross margins.

Internal Controls

During the year ended January 31, 1998, under its prior management team, Crown Books implemented a new accounts payable inventory system without the system being completely tested and interfaced with the store systems. As a result of implementation problems with the system, Crown Books has been unable to determine in an accurate and timely manner the purchases and amounts payable for each vendor throughout fiscal 1998. Additionally, reconciliations of certain key general ledger accounts, including cash, accounts payable and inventory, were not performed on a timely basis during fiscal 1998 and the adjustment to reconcile the general ledger to the physical inventory at year ended January 31, 1998 was unusually high. Significant effort was required in connection with the year-end financial statement closing process to reconcile these accounts, determine the nature of any reconciling items and record adjustments to correct errors or omissions to these accounts.

Since February 1998, Crown Books, under its new management, has invested substantial effort and made improvements in the controls and procedures relating to the above mentioned items. To date, these improvements have not been tested to determine if Crown Books is able to produce accurate financial data in a timely and efficient manner. Consequently, the Company's independent auditors did not perform a review of the quarterly financial information included in this report. Management intends to continue its efforts to improve systems controls.

Year 2000

The Company is currently conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with key customers and vendors. Based on a preliminary review, the store systems will need to upgrade to the latest version of the point-of-sale program, and some stores will need new computer equipment to handle this upgrade. The Company believes the general ledger system to be ready to handle Year 2000, but

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ancillary and related programs could need modification. Based on this review, a plan to ensure minimal disruption to the Company's operations will be developed. There can be no certainty that there will be sufficient time to implement the plan by the Year 2000. Currently the aggregate costs associated with this program are estimated at $600,000 for fiscal 1999.

                                    PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Crown Books are described in its Annual Report on Form 10-K for the year ended January 31, 1998 (the "Annual Report"). The Company's principal vendor, Ingram Books, Inc., ("Ingram") has filed a lawsuit against Crown Books on June 10, 1998. In the lawsuit, Ingram alleges, among other things, breach of contract by Crown Books and Dart Group Corporation ("Dart"), fraudulent misrepresentation by Dart, negligent misrepresentation by Dart, civil conspiracy by Dart and Crown Books, fraudulent conveyance against Dart, breach of contract by Dart and press for a declaratory judgment against Dart. The Company and Dart are in the process of evaluating the merit of this lawsuit.





Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

        27       Financial Data Schedule

(B)  Reports on Form 8-K

     Subsequent to May 2, 1998, Crown Books Corporation filed one Current Report on Form 8-K.

     On May 28, 1998, Crown Books Corporation filed a Current Report on Form 8-K reporting under Item 1.-Changes in Control of Registrant that Richfood Holdings, Inc. ("Richfood") had acquired control of the Company. In addition, the size of the Board of Directors was increased from three to five members and Messrs. John E. Stokely and John C. Belknap, each of whom is an executive officer of Richfood were elected to the Board.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CROWN BOOKS CORPORATION



Date:  June 15, 1998                  By:  ANNA L. CURRENCE
       -----------------------             -----------------------------
                                           ANNA L. CURRENCE
                                           President




Date:  June 15, 1998                  By:  STEPHEN M. PETTY
       -----------------------             -----------------------------
                                           STEPHEN M. PETTY
                                           Chief Financial Officer