Form 10-Q
period 1998-08-01
CROWN BOOKS CORP
filed 1998-09-21
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q



                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED August 1, 1998

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

At September 20, 1998, the registrant had 5,288,473 shares of Common Stock, $.01 par value per share, outstanding.

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

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED
                 (dollars in thousands, except per share data)





                                         Thirteen            Twenty-six
                                        Weeks Ended          Weeks Ended
                                    -------------------  -------------------
                                    August 1,  August 2, August 1,  August 2,
                                      1998       1997      1998       1997
                                    --------   --------  --------   --------
Sales                               $ 55,074   $ 67,018  $121,074   $133,561
Interest and other income                 31         71       132        184
                                    --------   --------  --------   --------
                                      55,105     67,089   121,206    133,745
                                    --------   --------  --------   --------

Expenses:
  Cost of sales, store occupancy
    and warehousing                   50,818     56,671   107,575    111,541
  Selling and administrative          10,986     14,722    24,663     28,895
  Depreciation and amortization        1,191      1,624     2,392      3,322
  Interest expense                       562        526       966        699
                                    --------   --------  --------   --------
                                      63,557     73,543   135,596    144,457
                                    --------   --------  --------   --------

Loss before reorganization cost
  and income tax benefits             (8,452)    (6,454)  (14,390)   (10,712)
Reorganization costs, net (Note 2)    24,281        -      24,281        -
                                    --------   --------  --------    -------
Loss before income tax benefits      (32,733)    (6,454)  (38,671)   (10,712)

Income taxes (benefits)                  -       (2,279)      -       (3,875)
                                    --------   --------  --------   --------

Net loss                            $(32,733)  $ (4,175) $(38,671)  $ (6,837)
                                    ========   ========  ========   ========


Per share data:
  Basic earnings (loss) per share   $  (6.19)  $   (.79) $  (7.31)  $  (1.29)
  Diluted earnings (loss) per share    (6.19)      (.79)    (7.31)     (1.29)

Weighted average common shares
  and common share equivalents
  outstanding
  Basic                                5,288      5,289     5,288      5,289
  Diluted                              5,288      5,289     5,288      5,289



   The accompanying notes are an integral part of these financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                    (Unaudited)  (Audited)
                                                    August 1,    January 31,
ASSETS                                                  1998        1998
                                                     ----------  ----------
Current Assets:
  Cash                                                $  4,092   $   4,320
    Short-term instruments                                  11       9,558
  Accounts receivable                                    7,226       5,955
  Merchandise inventories                               69,075      79,457
  Prepaid income tax                                       670         584
  Other current assets                                     508       3,417
                                                      --------    --------
    Total Current Assets                                81,582     103,291
                                                      --------    --------


Property and Equipment, at cost:
  Furniture, fixtures and equipment                     28,448      37,420
  Leasehold improvements                                 8,136      11,547
  Property under capital lease                           1,187       1,187
                                                      --------    --------
                                                        37,771      50,154
Accumulated Depreciation and Amortization               23,243      26,819
                                                      --------    --------
                                                        14,528      23,335
                                                      --------    --------

Other Assets                                               337         300
                                                      --------    --------

Total Assets                                          $ 96,447    $126,926
                                                      ========    ========

   The accompanying notes are an integral part of these financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                          CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                    (Unaudited)  (Audited)
                                                     August 1,   January 31,
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY          1998        1998
                                                     ----------  ----------
Liabilities Not Subject to Compromise:
  Current Liabilities:
    Accounts payable, trade                          $   2,357   $  54,096
    Short-term borrowings                               20,686         -
    Accrued expenses -
      Salaries and benefits                                870       3,960
      Taxes other than income                              -         3,814
      Other                                              1,431      15,257
      Gift certificates outstanding                        -         6,042
    Current portion of reserve for
      closed stores and restructuring                      -         1,955
    Due to affiliate                                       302         418
                                                      --------    --------
      Total Current Liabilities                         25,646      85,542
                                                      --------    --------
  Obligations Under Capital Leases                         -         1,725
                                                      --------    --------
  Reserve for Closed Stores and
    Restructuring                                          -         3,859
                                                      --------    --------
    Total Noncurrent Liabilities                           -         5,584
                                                      --------    --------

Liabilities Subject to Compromise:                      73,672         -
                                                      --------    --------

Commitments and Contingencies


Stockholders' (Deficit) Equity:
  Common stock, par value $.01 per share;
    20,000,000 shares authorized,
    5,612,611 issued                                        56          56
  Paid-in capital                                       43,809      43,809
  Retained earnings (deficit)                          (41,280)     (2,609)
  Treasury stock, 324,138 shares of common
    stock, at cost                                      (5,456)     (5,456)
                                                      --------    --------
Total Stockholders' (Deficit) Equity                    (2,871)     35,800
                                                      --------    --------

Total Liabilities and Stockholders' (Deficit) Equity $ 96,447    $126,926
                                                      ========    ========



   The accompanying notes are an integral part of these financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED
                             (dollars in thousands)

                                                     Twenty six Weeks Ended
                                                    ------------------------
                                                     August 1,   August 2,
                                                        1998        1997
                                                     ----------  ----------
Cash Flows from Operating Activities:
  Net (loss)                                          $(38,671)  $  (6,837)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization                        2,392       3,322
    Reorganization costs in connection with Chapter
      11 proceedings                                    24,281         -
    Interest in excess of capital lease payments           -            23
    Loss on disposal of fixed assets                       -           269
  Changes in assets and liabilities:
    Accounts receivable                                 (1,271)      3,470
    Merchandise inventories                              4,482      (4,606)
    Prepaid and refundable income taxes                    (86)       (643)
    Other current assets                                 2,909         250
    Accounts payable, trade                            (51,739)    (13,027)
    Accrued expenses                                   (26,772)     (2,845)
    Due to affiliate                                      (116)         34
    Deferred income taxes                                  -        (3,546)
    Income taxes payable                                   -           318
    Capital lease obligation                            (1,725)        -
    Other assets                                          (316)       (173)
    Reserve for closed stores and restructuring         (5,814)       (632)
    Liabilities subject to compromise                   63,860         -
                                                      --------    --------
      Net cash used in operating activities before
        reorganization items                           (28,586)    (24,623)
                                                      --------    --------

Operating cash flows from reorganization items:
  Professional fees paid for services rendered
    in connection with the Chapter 11 proceeding        (1,547)        -
                                                      --------    --------
  Net cash used by reorganization items                 (1,547)
                                                      --------    --------
      Net cash used by operating activities           $(30,133)   $(24,623)
                                                      --------    --------

Cash Flows from Investing Activities:
  Capital expenditures                                $   (328)   $ (4,005)
                                                      --------    --------
     Net cash used in investing activities            $   (328)   $ (4,005)
                                                      --------    --------

Cash Flows from Financing Activities:
  Borrowings under revolving credit facilities        $ 20,686    $ 16,487
                                                      --------    --------
      Net cash provided by financing activities       $ 20,686    $ 16,487
                                                      --------    --------

Net Decrease in Cash and Equivalents                  $ (9,775)   $(12,141)
Cash and Equivalents at Beginning of Year               13,878      16,051
                                                      --------    --------
Cash and Equivalents at End of Period                 $  4,103    $  3,910
                                                      ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                          $    966    $    699

   The accompanying notes are an integral part of these financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                       August 1, 1998 and August 2, 1997


NOTE 1 - GENERAL

The accompanying cosolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries (Crown Books and such subsidiaries are herein referred to collectively as the "Company"), and have been prepared by the Company without audit. All significant intercompany accounts and transactions have been eliminated.

The unaudited financial statements for the periods ended August 1, 1998 and August 2, 1997 have been prepared on a consistent basis except as set forth in the accompanying notes and reflect, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at such dates and its results of operations and cash flows for the periods then ended. With respect to the Company's financial statements for the period ended August 2, 1997, such adjustments consist only of normal recurring adjustments. With respect to the Company's financial statements at August 1, 1998 and for the periods then ending, such adjustments consist only of normal and recurring adjustments, additional adjustments consistent with American Institute of Certified Public Accountants SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, to reflect the Company's filing of voluntary petitions under Chapter 11 of the United States Bankruptcy Code on July 14, 1998 and additional adjustments to reflect its subsequent determination to close and liquidate up to 79 of its 174 stores. See Notes 2, 3 and 4.

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported revenues and expenses for the periods then ended. Actual results may differ from such estimates and assumptions. Accordingly, the interim operating results reported for the quarter ended August 1, 1998 are not necessarily indicative of actual operating results for the period indicated, or of the actual operating results to be achieved for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998 should be read in conjunction with the accompanying interim financial statments.

During fiscal 1998, the Company acquired and implemented a new accounts payable and inventory system. The Company experienced problems during the implementation of this system. See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is engaged in the business of operating discount specialty retail book stores in the United States. Its stores offer books, newspapers, magazines and related accessories. At August 1, 1998, the Company operated 174 stores in nine geographic markets. However, the Company has adopted and begun to implement a plan

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                       August 1, 1998 and August 2, 1997


pursuant to which it may close up to 79 of its stores. At September 15, 1998, the Company continued to operate 128 stores, of which 38 were conducting "going out of business" sales, and 42 stores had been closed. See Note 4.

NOTE 2 - REORGANIZATION

On July 14, 1998, each of Crown Books and its wholly-owned subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Their cases are currently pending in that court and are being jointly administered. Since July 14, 1998, each debtor has continued to operate its business as a debtor-in-possession. As such, each debtor is authorized to operate its business in the ordinary course but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval.

Crown Books intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and restructure the Company's indebtedness. Under provisions of the Bankruptcy Code, the Company has the exclusive right to file a plan at any time during the 120 day period following July 14, 1998, which time period may be extended by the Bankruptcy Court at the Company's request.

In the event that a plan of reorganization is approved by the Bankruptcy Court, continuation of the business after reorganization will be dependent upon the success of future operations and the Company's ability to consumate its plan of reorganization and to meet its obligations as they become due. In the event that such a plan of reorganization is not approved by the Bankruptcy Court and a restructuring plan is not consummated, the ability of the Company to continue as a going concern depends on the success of future operations and the ability of the Company to generate sufficient cash from operations and financing sources to meet its obligations as they become due to finance its operations. The accompanying financial statements have been prepared on a going concern basis, which, except as disclosed, contemplates continuity of operations, realization of assets and discharge of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, the Company may have to sell or otherwise dispose of assets and discharge or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of the proceeding. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, success of future operations and the ability to generate sufficient cash from operations and financing sources to meet obligations.

In addition, valuation methods used in Chapter 11 reorganization cases vary depending on the purpose for which they are prepared and used and are rarely based on GAAP, the basis on which the accompanying financial statements are prepared.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                       August 1, 1998 and August 2, 1997


Accordingly, the values set forth in the accompanying financial statements are not likely to be indicative of the values presented to or used by the Bankruptcy Court. As a result, valuations of the Company based on the accompanying financial statements may be significantly higher than valuations used by the Company in determining the amounts to be received, if any, by each class of creditors under a plan of reorganization.

During the 13 weeks ended August 1, 1998, the Company recorded the following reorganization costs (in thousands):

       Closed store reserve                                   $  9,011
       Write-down fixed assets                                   6,855
       Inventory revaluation                                     5,900
       Profession consulting fees                                1,783
       Other                                                       732
                                                              --------
                                                              $ 24,281
                                                              ========


NOTE 3 - LIABILITIES SUBJECT TO COMPROMISE

As a result of the commencement of the debtors' bankruptcy cases, (i) all then existing debts, liabilities and obligations of the debtors (collectively, "Pre-petition Indebtedness") matured and became due and payable, and (ii) all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the debtors were stayed. Pre-Petition Indebtedness has been reflected on the Company's Consolidated Balance Sheet at August 1, 1998 as Liabilities Subject to Compromise, consisting of the following (in thousands):


       Accounts payable                                       $ 35,090
       Accrued salary and benefits                               2,806
       Accrued taxes other than income                           1,495
       Closed Store reserve                                     14,457
       Capital lease obligation                                  1,749
       Due to affiliate                                          1,559
       Gift certificates outstandings                            5,232
       Accrued expense                                          11,284
                                                              --------
                                                              $ 73,672
                                                              ========

All amounts presented above may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events.

Under the Bankruptcy Code, liabilities and obligations first incurred after the commencement of the bankruptcy cases in connection with the operation of the Company's business generally enjoy priority in right to payment over Pre-petition Indebtedness and may be paid by the Company in the ordinary course of business. Such liabilities are reflected on the Company's Consolidated Balance Sheet as Liabilities Not Subject to Compromise.

Under the Bankruptcy Code, the Company may, subject to certain conditions, assume or reject executory contracts, including store leases, existing upon the commencement of the bankruptcy cases. The rejection of an executory contract or lease is treated as a breach thereof occuring immediately before the filing of the debtors' bankruptcy petitions, and liabilities of the Company arising as a result of the rejection of executory contracts and leases will be included in Liabilities Subject to Compromise. At August 1, 1998, the Company had a reserve for closed stores of approximately $14.5 million as a result of estimated lease rejection

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                       August 1, 1998 and August 2, 1997


claims, which amount is included in Liabilities Subject to Compromise.

Pursuant to certain orders of the court, the Company paid prepetition payroll and payroll taxes before August 1, 1998 and such amounts are not included in Liabilities Subject to Compromise.

NOTE 4 - STORE CLOSING PLAN AND SETTLEMENT WITH SUPPLIER

At the time of the Company's bankruptcy filing, it operated a chain of 174 retail book stores in nine distinct geographic markets located throughout the United States. Subsequently, the Company determined that it was desirable to close up to 79 of its retail stores (such 79 stores are referred to herein as the "Closed Stores").

On July 22, 1998, the Company filed a motion with the Bankruptcy Court seeking an order, among other things, (a) approving the closing of the Closed Stores,
(b) authorizing "going out of business" sales at certain Closed Stores, and (c) authorizing the Company to enter into an agency agreement with a liquidator providing for the liquidation of the inventory and trade fixtures of other Closed Stores. Thereafter, the liquidator and the Company entered into an agreement (the "Agency Agreement") authorizing the liquidator to liquidate 38 of the closed Stores in return for the payment of approximately $12.5 million, subject to adjustments for returned goods. On August 14, the Court entered an order (the "Order") substantially granting the relief requested in the motion.

The Order also authorized the Company to close up to an additional 41 Closed Stores (the "Additional Stores"). The company has entered into an agreement with its major inventory supplier (the "Return Agreement") pursuant to which the inventory at the Additional Stores will be returned to the supplier in exchange for a revolving line of credit in like amount. Under the Return Agreement, the Company will receive credit against the cost of the returned inventory estimated to be approximately $12.3 million. This credit will eliminate the Company's Pre-petition Indebtedness to this creditor.

On August 31, 1998, the Company closed one additional store as a result of the expiration of the lease.

NOTE 5 - DEBTOR-IN-POSSESSION FINANCING

After the filing of the Chapter 11 cases, Crown Books and its subsidiaries entered into a Loan and Security Agreement (the "Loan Agreement") with certain commercial lenders to obtain debtor-in-possession financing. The Loan Agreement, as amended, provides that the lenders will establish for the Company a revolving credit facility permitting borrowings, from time to time, in an aggregate amount equal to the lesser of (a) $40,000,000, or (b) the sum of (i) Standard Borrowings and (ii) Additional Borrowings (each as hereafter defined). "Standard Borrowings" means borrowings in an amount equal to the lesser of (i) 55% of the value of the Company's acceptable inventory, at cost, or (ii) 85% of the liquidation value of such inventory. "Additional Borrowings" means borrowings in excess of the

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                       August 1, 1998 and August 2, 1997


Standard Borrowings in an amount equal to the lesser of (i) 7.5% of the value of the Company's acceptable inventory, at cost, or (ii) 15% of the liquidation value of such inventory. The Loan Agreement provides a separate sub-limit of $5,000,000 for outstanding letters of credit. All borrowings under the Loan Agreement mature and are payable on August 16, 2000.

Borrowings under the Loan Agreement are secured by a first priority security interest in substantially all of the Company's assets and a super-priority administrative expense claim under Section 364(c)(1) of the Bankruptcy Code.

Interest is payable on Standard Borrowings at a floating rate equal to the lenders' base rate plus 1.25%, and on Additional Borrowings at a floating rate equal to the lenders' base rate plus 8.5%. Interest is payable monthly, in arrears.

In connection with its borrowings under the Loan Agreement, the Company has agreed to pay the lenders a $600,000 committment fee and maintenance fees at a rate of $120,000 per year. If the Company elects to pre-pay the unpaid balance of its loans after July 15, 1998, it will also become obligated to pay, subject to certain exceptions, a pre-payment premium of $750,000.

Under the Loan Agreement, the Company is required to satisfy certain financial reporting and inventory content and balance covenants.

The Company used approximately $16.9 million in borrowings under the Loan Agreement on July 16, 1998 to repay borrowings under its previous credit facility. At September 17, 1998, the Company's borrowings under the Loan Agreement aggregated $11.5 million, and there was approximately $8.3 million available for borrowing under the Loan Agreement.

NOTE 6 - INTERIM INVENTORY ESTIMATES

The Company's inventories are priced at the lower of cost or market using the first-in, first-out method or market.

The Company takes a physical count of its store and warehouse inventories annually. The Company uses a gross profit method to determine inventories for periods when complete physical counts are not taken. The Company did not take physical inventories during the 26 weeks ended August 1, 1998.

In addition, the Company recorded an inventory write-down of approximately $5.9 million during the 13 weeks ended August 1, 1998 due to the impact of the "going out of business" sales and inventory returns pursuant to the Return Agreement.

NOTE 7 - PROPERTY AND EQUIPMENT

In connection with the reorganization, the Company reassessed all of its stores for impairment of fixed assets. For the 79 stores that are being closed (see
Note 4) the Company has recorded an additional impairment of approximately
$6.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

Except for historical information, the statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking. Actual results may differ materially due to a variety of factors, including without limitation the ability of the Company to reorganize under Chapter 11, to open new stores and close other stores, the sufficiency of recorded reserves for closed stores, uncertainties regarding the availability of sufficient liquidity to continue operations, the effect of national and regional economic conditions and other risks described from time to time in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

General

On July 14, 1998, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Since then, the Company has continued to operate its business as a debtor-in-possession. As such, the Company is authorized to operate its business in the ordinary course but may not engage in transactions outside the ordinary course of business without Bankruptcy Court approval.

As a result of the Company's bankruptcy, (i) all then existing debts, liabilities and obligations of the Company (collectively, "Pre-petition Indebtedness") matured and became due and payable, and (ii) all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the Company were stayed.

Under the Bankruptcy Code, the Company generally may not currently make payments on Pre-petition Indebtedness. Liabilities and obligations first incurred after the commencement of the bankruptcy case in connection with the operation of the Company's business generally enjoy priority in right to payment over Pre-petition Indebtedness and may be paid by the Company in the ordinary course of business.

Under the Bankruptcy Code, the Company may, subject to certain conditions, assume or reject executory contracts, including store leases, existing upon the commencement of the Company's bankruptcy case. The rejection of an executory contract or lease is treated as a breach thereof occurring immediately before the filing of the Company's bankruptcy petition, and liabilities of the Company arising as a result of the rejection of executory contracts and leases will be treated as Pre-petition Indebtedness. The Company has recorded an additional closed store reserve of approximately $9.0 million to reflect obligations that may arise from store closings to bring the total closed store reserve to approximately $14.5 million.

At July 31, 1998, the Company operated 174 stores in nine local markets, of which 130 were Super Crown Books stores. However, the Company has, with Court approval, adopted and begun to implement a plan pursuant to which it may close up to 79 of its stores. At September 15, 1998, the Company continued to operate 94 stores (including 71 Super Crown Books stores), and an additional 38 stores (including 30 Super Crown

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Books stores) were conducting "going out of business" sales. The Company has entered into an agreement with a liquidator to liquidate the assets of certain stores included in the store closing plan in return for a guaranteed payment, subject to certain adjustments, estimated to be approximately $12.5 million. The Company has also entered into an agreement with its principal inventory supplier to return inventory located at other stores included in the plan in return for a partial credit against the unpaid purchase price of such inventory. Following the implementation of its store closing plan, the Company expects to continue to operate in five geographic markets.

After the filing of the Company's Chapter 11 case, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with certain commercial lenders to obtain debtor-in-possession financing. The Loan Agreement, as amended, provides that the lenders will establish for the Company a revolving credit facility permitting borrowings, from time to time, in an aggregate amount equal to the lesser of (a) $40,000,000, or (b) the sum of (i) Standard Borrowings and (ii) Additional Borrowings (each as hereafter defined). "Standard Borrowings" means borrowings in an amount equal to the lesser of (i) 55% of the value of the Company's acceptable inventory, at cost, or (ii) 85% of the liquidation value of such inventory. "Additional Borrowings" means borrowings in excess of the Standard Borrowings in an amount equal to the lesser of (i) 7.5% of the value of the Company's acceptable inventory, at cost, or (ii) 15% of the liquidation value of such inventory. The Loan Agreement provides a separate sub-limit of $5,000,000 for outstanding letters of credit. All borrowings under the Loan Agreement mature and are payable on August 16, 2000.

Borrowings under the Loan Agreement are secured by a first priority security interest in substantially all of the Company's assets and a super-priority administrative expense claim under Section 364(c)(1) of the Bankruptcy Code.

Interest is payable on Standard Borrowings at a floating rate equal to the lenders' base rate plus 1.25%, and on Additional Borrowings at a floating rate equal to the lenders' base rate plus 8.5%. Interest is payable monthly, in arrears.

In connection with its borrowings under the Loan Agreement, the Company has agreed to pay the lenders a $600,000 commitment fee and maintenance fees at a rate of $120,000 per year. If the Company elects to pre-pay the unpaid balance of its loans after July 15, 1998, it will also become obligated to pay, subject to certain exceptions, a pre-payment premium of $750,000.

Under the Loan Agreement, the Company is required to satisfy certain financial reporting and inventory content and balance covenants.

In connection with its acquisition of Dart Group Corporation ("Dart") which owns 52.3% of the Company's outstanding common stock in May 1998, Richfood Holdings, Inc. ("Richfood") has expressed its intent to cause Dart to divest its ownership of the Company as soon as practicable. The declines in the Company's financial performance, its liquidity concerns and the Chapter 11 filing have impeded the ability to effect any transaction. Accordingly, there can be no assurance that any transaction will be effected.

Financial Condition

The Company relies primarily on cash and cash equivalents and borrowings under its credit facilities to satisfy its liquidity needs. The Company's cash and cash equivalents declined from approximately $13.9 million at January 31, 1998 to approximately $4.0 million at August 1, 1998, while its available credit facilities decreased from $25.0 million at January 31, 1998 to $8.3 million at September 17, 1998. The decline in the Company's liquidity resulted primarily from the Company's continuing operating losses and seasonal factors. The decline in the Company's liquidity is partly offset by a reduction in the Company's liquidity needs resulting from the implementation of the Company's store closing plan and from a further, temporary reduction resulting from the stay imposed upon the Company's creditor's attempts to collect Pre-petition Indebtedness under the Bankruptcy Code. Generally, such stay will continue in effect as to unsecured creditors during the Company's pending bankruptcy case.

Management believes that the Company's liquidity is adequate to support continuing operations during the next twelve months, based on current forecasts and provided that the stay remains in effect, while management continues to develop a long-term strategic business plan.

Operating activities used $30,133,000 of the Company's funds during the 26 weeks ended August 1, 1998, compared to using $24,623,000 during the 26 weeks ended August 2, 1997. The primary use of funds during the 26 weeks ended August 1, 1998 was for funding operating losses and payments for year-end accounts payable balances and other year-end liabilities.

The Company used $328,000 for investing activities during the 26 weeks ended

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

August 1, 1998, for capital expenditures compared to $4,005,000 for the same period last year.

Financing activities provided $20,686,000 to the Company during the 26 weeks ended August 1, 1998. At September 17, 1998, the Company's borrowings under the Loan Agreement aggregated $11.5 million and there was approximately $8.3 million available for borrowing under the Loan Agreement.

Results of Operations

Sales of $121,074,000 for the 26 weeks ended August 1, 1998 decreased by $12,487,000 or 9.3% compared to the 26 weeks ended August 2, 1997 and sales of $55,074,000 for the 13 weeks ended August 1, 1998 decreased by $11,944,000 or 17.8% compared to the 13 weeks ended August 2, 1997. Comparable sales (sales for stores open for 13 months) decreased 9.4% and 17.8% during the 26 and 13 weeks ended August 1, 1998, respectively, as compared to the same periods last year. The decreases were primarily due to interruptions in the flow of merchandise inventory primarily as a result of the Company's liquidity problems.

Interest and other income decreased by $52,000 and $40,000 during the 26 and 13 weeks ended August 1, 1998, respectively, when compared to the 26 and 13 weeks ended August 2, 1997. The decreases were primarily due to reduced interest income as a result of decreased funds available for short-term investments.

Cost of sales, store occupancy and warehousing expenses as a percentage of sales were 88.9% and 92.3% for the 26 and 13 weeks ended August 1, 1998, respectively, compared to 83.5% and 84.6% for the 26 and 13 weeks ended August 2, 1997. The increases were primarily due to the effect of the decline in comparable store sales on occupancy costs, as a percentage of sales, in existing stores.

Selling and administrative expenses as a percentage of sales were 20.4% and 19.9% for the 26 and 13 weeks ended August 1, 1998 compared to 21.6% and 22.0% for the 26 and 13 weeks ended August 2, 1997. The decreases were primarily due to cost-cutting measures implemented by new management, partly offset by the effect of declining sales.

Depreciation and amortization expense decreased $930,000 for the 26 weeks ended August 1, 1998 compared to the 26 weeks ended August 2, 1997. The decrease was primarily due to write-off of store assets and computer equipment prior to January 31, 1998.

Interest expense increased by $267,000 during the 26 weeks ended August 1, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

primarily due to increased borrowing under the Company's credit facilities.

During the 13 weeks ended August 1, 1998, the Company recorded reorganization costs of approximately $24.3 million in connection with Chapter 11 filing and store closings.

The Company had net losses of $38.7 million and $32.7 million in the 26 and 13 weeks ended August 1, 1998 compared to net losses of $6.8 million and $4.2 in the 26 and 13 weeks ended August 2, 1997 as a result primarily of the reorganization costs and to the declines in comparable store sales and gross margins.

Internal Controls

During the year ended January 31, 1998, under its prior management team, Crown Books implemented a new accounts payable and inventory system without the system being completely tested and interfaced with the store systems. As a result of implementation problems with the system, Crown Books has been unable to determine in an accurate and timely manner the purchases and amounts payable for each vendor throughout fiscal 1998. Additionally, reconciliations of certain key general ledger accounts, including cash, accounts payable and inventory, were not performed on a timely basis during fiscal 1998 and the adjustment to reconcile the general ledger to the physical inventory at year ended January 31, 1998 was unusually high. Significant effort was required in connection with the year-end financial statement closing process to reconcile these accounts, determine the nature of any reconciling items and record adjustments to correct errors or omissions to these accounts.

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

Year 2000

The Company is currently conducting a review of the impact of Year 2000 on its information systems, as well as reviewing its impact on relationships with customers and key vendors. Based on a preliminary review, the store systems will need to upgrade to the latest version of the point-of-sale program, and some stores will need new computer equipment to handle this upgrade. The Company believes the general ledger system to be ready to handle Year 2000, but ancillary and related programs could need modification. Based on this review, a plan to ensure minimal disruption to the Company's operations is being developed, and the Company has contracted with outside consultants for remediation of affected proprietary programs and this work has begun. There can be no certainty that there will be sufficient time to implement the plan by the Year 2000. Currently the aggregate costs associated with this program are estimated at $600,000 for fiscal 1999, no payments were made during the 26 weeks ended August 1, 1998.

                                    PART II

Item 1.  Legal Proceedings

Material legal proceedings pending against Crown Books are described in its Annual Report on Form 10-K for the year ended January 31, 1998 (the "Annual Report"). The Company's principal vendor, Ingram Books, Inc., ("Ingram") filed a lawsuit against Crown Books on June 10, 1998. In the lawsuit, Ingram alleges, among other things, breach of contract by Crown Books and Dart Group Corporation ("Dart"), fraudulent misrepresentation by Dart, negligent misrepresentation by Dart, civil conspiracy by Dart and Crown Books, fraudulent conveyance against Dart, breach of contract by Dart and press for a declaratory judgment against Dart.

The Company believes it will satisfy Ingram's pre-petition debt with inventory exchanges (see Note 4 to the Consolidated Financial Statements).

Dart has advised the Company that it believes that Ingram's claims against Dart are without merit and that it intends to vigorously defend the matter.

Item 5.  Other Information

On September 17, 1998, the Company was notified that, effective September 18, 1998, its common stock would be delisted from trading on the NASDAQ stock market.




Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

     27       Financial Data Schedule

(B)  Reports on Form 8-K

     During the quarter ended August 1, 1998, Crown Books Corporation filed two Current Reports on Form 8-K.

     On May 28, 1998, Crown Books Corporation (the "Company") filed a Current Report on Form 8-K reporting under Item 1.-Changes in Control of Registrant that Richfood Holdings, Inc. ("Richfood") had acquired control of the Company. In addition, the size of the Board of Directors was increased from three to five members and Messrs. John E. Stokely and John C. Belknap, each of whom is an executive officer of Richfood were elected to the Board.

     On July 28, 1998, Crown Books Corporation filed a Current Report on Form 8-K reporting under Item 3. Bankruptcy or Receivership that the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        CROWN BOOKS CORPORATION



Date:  September 21, 1998          By:  ANNA L. CURRENCE
       ----------------------           -----------------------------
                                        ANNA L. CURRENCE
                                        President




Date: September 21, 1998           By:  STEVEN PATE
      -----------------------           -----------------------------
                                        STEVEN PATE
                                        Acting Chief Financial Officer