Form 10-Q
period 1998-10-31
CROWN BOOKS CORP
filed 1998-12-24
CIK 719798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q





(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED October 31, 1998.

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

                                 (301) 226-1200
                                 --------------
              (Registrant's telephone number, including area code)


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

Yes   X    No
    -----     -----
At December 21, 1998, the registrant had 5,288,473 shares of Common Stock, $.01 par value per share, outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by Crown Books Corporation (hereafter referred to as "Crown Books" and the "Company" interchangeably), without audit (except for the consolidated balance sheet as of January 31, 1998, which has been derived from the audited consolidated balance sheet on that date) pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Crown Books believes that the disclosures are adequate to make the information presented not misleading.

It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Crown Books' Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                CONSOLIDATED STATEMENTS OF OPERATIONS, UNAUDITED
                     (in thousands, except per share data)

                                                            Thirteen                             Thirty-nine
                                                           Weeks Ended                           Weeks Ended
                                                     ---------------------------        ------------------------------
                                                     Oct. 31,             Nov 1,           Oct 31,            Nov 1,
                                                       1998                1997             1998               1997
                                                     --------           ---------       -----------       ------------
Number of Stores                                          94                174
                                                     --------         -----------       ----------        ------------

Sales                                                $39,094           $ 65,676          $160,168            $199,237
Interest and other income                                 35                 10               167                 194
                                                     --------         -----------       ----------        ------------
                                                      39,129             65,686           160,335             199,431
                                                     --------         -----------       ----------        ------------
Expenses:
     Cost of sales                                    27,392             46,989           111,471             136,976
     Store occupancy                                   7,812             12,893.           34,225              36,354
     Selling and administrative                        7,212             17,588            28,960              44,576
     Depreciation and amortization                       858              1,572             3,249               4,894
     Interest  expense                                   469                451             1,435               1,150
                                                     --------         -----------       ----------        ------------
                                                      43,743             79,493           179,340             223,950
Operating(Loss)before non operating
     costs and special items                          (4,614)           (13,807)          (19,005)            (24,519)

Reorganization costs                                   1,879                 -             26,160                  -
Write-off of  valuation  allowance and
     deferred tax assets                                  -              11,830                -                7,955
                                                     --------         -----------       ----------        ------------

Net Loss                                             $(6,493)         $ (25,637)         $(45,165)           $(32,474)
                                                     --------         -----------       ----------        ------------

Per share data:
     Basic (loss) per share                           $(1.23)           $ (4.85)         $  (8.54)           $  (6.14)
     Diluted  (loss) per share                         (1.23)             (4.85)            (8.54)              (6.14)

Weighted average common shares and common share
equivalents outstanding:
     Basic                                             5,288              5,288             5,288               5,288
     Diluted                                           5,288              5,288             5,288               5,288

   The accompanying notes are an integral part of these financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                             (Unaudited)                (Audited)
                                                                             October 31,                January 31,
ASSETS                                                                          1998                       1998
                                                                            ------------              -------------
Current Assets
       Cash                                                                    $ 3,307                   $  4,320
       Short-term instruments                                                      299                      9,558
       Accounts receivable                                                      12,301                      5,955
       Merchandise inventories                                                  55,854                     79,457
       Prepaid income tax                                                          670                        584
       Other current assets                                                        546                      3,417
                                                                            ------------              -------------
Total Current Assets                                                            72,977                    103,291
                                                                            ------------              -------------

Property and Equipment, at cost
       Furniture, fixtures and equipment                                        28,451                     37,420
       Leasehold improvements                                                    8,136                     11,547
       Property under capital lease                                              1,187                      1,187
                                                                            ------------              -------------
                                                                                37,774                     50,154
       Accumulated Depreciation and Amortization                                24,106                     26,819
                                                                            ------------              -------------
                                                                                13,668                     23,335
                                                                            ------------              -------------

Other Assets                                                                       328                        300
                                                                            ------------              -------------

Total Assets                                                                   $86,973                   $126,926
                                                                            ============              =============



   The accompanying notes are an integral part of these financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                (Unaudited)            (Audited)
                                                                                October 31,            January 31,
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                     1998                  1998
                                                                               -------------         -------------
Liabilities Not Subject to Compromise
Current Liabilities
   Accounts payable, trade                                                       $  9,289               $ 54,096
   Short-term borrowings                                                           21,407                     -
   Accrued expenses
         Salaries and benefits                                                        842                  3,960
         Taxes other than income                                                      554                  3,814
         Other accrued expenses                                                     2,254                 15,257
         Gift certificates outstanding                                                 -                   6,042
   Current portion, reserve for closed stores                                          -                   1,955
   Due to Affiliate                                                                   520                    418
                                                                               -------------         -------------
Total Current Liabilities                                                          34,866                 85,542

Obligations Under Capital Leases                                                       -                   1,725
Reserve for Closed Stores and
     Restructuring                                                                     -                   3,859
                                                                               -------------         -------------
Total Noncurrent Liabilities                                                           -                   5,584
                                                                               -------------         -------------

Liabilities Subject to Compromise                                                  61,472                     -

Commitments and Contingencies                                                          -                      -

Stockholders' (Deficit) Equity
   Common stock, par value $.01 per share;
     20,000,000 shares authorized,
     5,612,611  issued                                                                 56                     56
   Paid-in capital                                                                 43,809                 43,809
   Retained  (deficit)                                                            (47,774)                (2,609)
   Treasury stock, 324,138 shares of common stock, at cost                         (5,456)                (5,456)
                                                                               -------------         -------------
Total Stockholders' (Deficit) Equity                                               (9,365)                35,800
                                                                               -------------         -------------

Total Liabilities and Stockholders' (Deficit) Equity                             $ 86,973               $126,926
                                                                               =============         =============

   The accompanying notes are an integral part of these financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, UNAUDITED
                                 (in thousands)



                                                                                       Thirty-nine weeks ended
                                                                                       -----------------------
Cash Flows from Operating Activities                                         October 31, 1998             November 1, 1997
                                                                            ------------------          -------------------
Net (loss)                                                                       $(45,165)                   $ (32,474)

Adjustments to reconcile net loss
   to net cash provided by operating activities:
     Depreciation and amortization                                                  3,249                        4,894
     Reorganization costs in connection with Chapter
         11 proceedings                                                            26,160                           -
     Valuation allowance for deferred tax assets                                       -                        16,997
     Interest in excess of capital lease payments                                      -                            35
     Loss on disposal of fixed assets                                                  -                           935

Changes in assets and liabilities:
     Accounts receivable                                                           (6,346)                       4,256
     Merchandise inventories                                                       17,703                      (12,930)
     Prepaid and refundable income taxes                                             ( 86)                       3,218
     Other current assets                                                           2,871                         (830)
     Accounts payable, trade                                                      (44,807)                       2,950
     Accrued expenses                                                             (25,423)                         526
     Due to affiliate                                                                 102                         (135)
     Deferred income taxes                                                             -                        (7,763)
     Capital lease obligation                                                      (1,725)                          -
     Other assets                                                                     (28)                        (289)
     Reserve for closed stores and restructuring                                   (5,814)                        (885)
     Liabilities subject to compromise                                             51,019                           -
                                                                                -----------                 -------------
Net cash used in operating activities before
     reorganization items                                                         (28,290)                     (21,495)

Operating cash flows from reorganization items:
     Professional fees paid for services rendered
        in connection with the Chapter 11 proceeding                               (3,061)                          -
                                                                                -----------                 -------------
     Net cash used in operating activities                                        (31,351)                     (21,495)
                                                                                -----------                 -------------
 Capital expenditures                                                                (328)                      (8,008)
                                                                                -----------                 -------------
 Cash Flows from Investing Activities:                                               (328)                      (8,008)
                                                                                -----------                 -------------
 Cash Flows from Financing Activities:
    Borrowings under revolving credit facilities                                   21,407                       17,167
                                                                                -----------                 -------------
      Net cash provided by financing activities                                    21,407                       17,167
                                                                                -----------                 -------------
Net Decrease in Cash and Equivalents                                              (10,272)                     (12,336)
Cash and Equivalents at Beginning of Year                                          13,878                       16,051
                                                                                -----------                 -------------
Cash and Equivalents at End of Period                                            $  3,606                     $  3,715
                                                                                ===========                 =============
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
     Interest                                                                    $  1,435                     $  1,150
     Income taxes (refund)                                                             -                      $ (4,500)


   The accompanying notes are an integral part of these financial statements.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                               DEBTOR-IN-POSSESSION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED
                    October 31, 1998 and November 1, 1997

NOTE 1 - GENERAL

The accompanying consolidated financial statements reflect the accounts of Crown Books Corporation ("Crown Books") and its wholly-owned subsidiaries (Crown Books and such subsidiaries are herein referred to collectively as the "Company"), and have been prepared by the Company without audit. All significant intercompany accounts and transactions have been eliminated.

The unaudited financial statements for the periods ended October 31, 1998 and November 1, 1997 have been prepared on a consistent basis except as set forth in the accompanying notes and reflect, in the opinion of management, all adjustments necessary to present fairly the consolidated financial position of the Company at such dates and its results of operations and cash flows for the periods then ended. With respect to the Company's financial statements for the period ended November 1, 1997, such adjustments consist only of normal recurring adjustments and reclassifications to be consistent with the October 31, 1998 presentation. With respect to the Company's financial statements at October 31, 1998 and for the period then ending, such adjustments consist of normal and recurring adjustments; additional adjustments consistent with American Institute of Certified Public Accountants SOP 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, to reflect the Company's filing of voluntary petitions under Chapter 11 of the United States Bankruptcy Code on July 14, 1998; and additional adjustments to reflect the closure of 80 of its 174 stores.

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and the reported revenues and expenses for the periods then ended. Actual results may differ from such estimates and assumptions. Accordingly, the interim operating results reported for the quarter ended October 31, 1998 are not necessarily indicative of actual operating results for the period indicated, or of the actual operating results to be achieved for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. The Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998 should be read in conjunction with the accompanying interim financial statements.

During fiscal 1998 (fiscal year ended January 31, 1998), the Company acquired and implemented a new accounts payable and inventory system. The Company experienced significant problems during the implementation of this system. See
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is engaged in the business of operating discount specialty retail book stores in the United States. Its stores offer books, newspapers, magazines and related accessories. At July 14, 1998 (the date of the Company's bankruptcy filing), the Company operated 174 stores in nine geographic markets. Subsequently, the Company has implemented a plan that closed 79 of its stores (See Note 4). The Company has also closed one store as the result of the expiration of the lease. At December 18, 1998, the Company operates 94 stores (including 71 Super Crown stores) located in five geographic markets.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                                DEBTOR-IN-POSSESSION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED
                    October 31, 1998 and November 1, 1997

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

Crown Books intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and restructure the Company's indebtedness. Under provisions of the Bankruptcy Code, the Company has the exclusive right to file such a plan at any time up to February 9, 1999. This deadline date may be further extended by the Bankruptcy Court at the Company's request.

Once a plan of reorganization is approved by the Bankruptcy Court, the continuation of the business after reorganization will be dependent upon the success of future operations and the Companys' ability to consummate its plan of reorganization and to meet its obligations as they become due. In the event that such a plan of reorganization is not approved by the Bankruptcy Court and a restructuring plan is not consummated, the ability of the Company to continue as a going concern depends on the success of future operations and the ability of the Company to generate sufficient cash from operations and financing sources to meet its obligations to its creditors.

The accompanying financial statements have been prepared on a going concern basis, which, except as disclosed, contemplates continuity of operations, realization of assets and discharge of liabilities in the ordinary course of business. As a result of the Chapter 11 filing, the Company may have to sell or otherwise dispose of assets and discharge or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of the bankruptcy proceedings.

In addition, valuation methods used in Chapter 11 reorganization cases vary depending on the purpose for which they are prepared and used and are rarely based on GAAP, the basis on which the accompanying financial statements are prepared. Accordingly, the values set forth in the accompanying financial statements are not likely to be indicative of the values presented to or used by the Bankruptcy Court. As a result, valuations of the Company based on the accompanying financial statements may be significantly different than valuations used by the Company in determining the amounts to be received, if any, by each class of creditors under a plan of reorganization.

NOTE 3 - REORGANIZATION COSTS AND RESERVES

As a part of its bankruptcy, the Company has embarked on a reorganization of its business and accordingly established reserves of $14.5 for store closings. During the quarter ended October 31, 1998, $1.1 million was charged against the closed store reserve. In addition, $1.8 million was incurred for other reorganization costs ($1.7 million for professional services and fees and $0.1 million in severance costs).

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                                DEBTOR-IN-POSSESSION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                    October 31, 1998 and November 1, 1997

INVENTORY RESERVES

The Company's inventories are priced at the lower of cost or market using the first-in, first-out method. The Company has taken a physical count of its store inventories as of October 31, 1998. The results of such physical inventories have been included in the financial statements as of October 31, 1998. The Company uses a gross profit method to determine inventories for periods when complete physical counts are not taken.

During the 39 weeks ended October 31, 1998, the Company recorded inventory write-downs of approximately $5.9 million, due to the impact of the going out of business sales, special clearance sales and inventory returns to the vendor at less than book cost value.

CLOSED STORE COSTS

In connection with its reorganization, the Company incurred an impairment of the installed fixed assets for the 79 stores that were closed and accordingly reflected a write-off of approximately $6.9 million (See Note 4).

Further, the Company rejected leases on substantially all of these closed stores. The Company is actively working to resolve and otherwise satisfy any pre-petition and post-petition claims related to these leases. Ultimately any settlement regarding claims from the lease liabilities could add significantly to pre-petition obligations.

NOTE 4 - STORE CLOSING PLAN AND SETTLEMENT WITH MAJOR SUPPLIER

As previously noted, at the time of the Company's bankruptcy filing on July 14, 1998 it operated a chain of 174 retail book stores in nine distinct geographic markets located throughout the United States. Subsequently, the Company determined that it was beneficial to close 79 of its stores (such 79 stores are referred to herein as the "Closed Stores").

On August 14, 1998, the Company was granted an order from the Bankruptcy Court which, among other things, (a) approved the closing of the Closed Stores, (b) authorized the return of inventory at 41 Closed Stores to the Company's major supplier, and c) authorized the Company to enter into an agreement with a liquidator providing for the liquidation of the inventory at 38 of the Closed Stores by conducting going-out-of-business sales, with the residual inventory returned to the Company's major supplier for book purchasing credit. Further, the Company conducted special clearance sales of obsolete excess inventory through it's on-going 94 stores.

MAJOR SUPPLIER SETTLEMENT

The Company closed 79 stores and in connection therewith, entered into an agreement with its major inventory supplier (the "Return Agreement") pursuant to which the inventory at 41 of the Closed Stores was returned to the supplier in exchange for a revolving line of credit in like amount. Under the Return Agreement, the Company received book purchase credits of $11.6 million (after rejected inventory and handling costs) in exchange for the returned inventory. Approximately $472,000 in inventory was rejected by the supplier and will be separately sold or otherwise liquidated by the Company.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                               DEBTOR-IN-POSSESSION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED

                    October 31, 1998 and November 1, 1997

INVENTORY LIQUIDATION SALES

In August and September 1998, the Company sold the inventory related to the 38 Closed Stores to a liquidator. The liquidator conducted going out of business sales which ultimately resulted in the Company receiving $7.5 in cash. Concurrently, the Company entered into a second and separate agreement with its major supplier to accept unsold inventory from the liquidator for book purchase credits of $4.7 million (after rejections). The Company plans to sell or otherwise liquidate any remaining rejected inventory (valued at approximately $412,000) on its own.

During September and October, the Company conducted special clearance sales in its 94 on-going stores to liquidate obsolete inventory with a cost value of approximately $2.0 million. The inventory was primarily from certain of its Closed Stores and the central warehouse. The Company realized approximately $900,000 in cash from these sales.

NOTE 5 - LIABILITIES SUBJECT TO COMPROMISE ("PRE-PETITION INDEBTEDNESS")

As a result of the commencement of the debtors' bankruptcy cases, (i) all then existing debts, liabilities and obligations of the debtors (collectively, "Pre-petition Indebtedness") matured and became due and payable, and (ii) all acts to collect Pre-petition Indebtedness and to enforce other existing contractual obligations of the debtors were stayed. Pre-Petition Indebtedness has been reflected on the Company's Consolidated Balance Sheet at October 31, 1998 as Liabilities Subject to Compromise, consisting of the following (in thousands):

      Accounts payable                             $  25,841
      Accrued salary and benefits                      1,135
      Accrued taxes other than income                  2,007
      Capital lease obligation                         1,761
      Due to affiliate                                 1,237
      Gift certificates outstanding                    4,735
      Closed store reserves                           13,393
      Other accrued expenses                          11,363
                                                      ------
                                                   $  61,472
                                                   =========

All amounts presented above may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination as to the security of certain claims, the value of any collateral securing such claims, or other events. Recently the Company has filed with the Bankruptcy Court a motion to establish January 28, 1999 as a date ("bar date") for the unsecured creditors to file with the court notice of the amount and nature of their claims. Under the Bankruptcy Code, liabilities and obligations first incurred after the commencement of the bankruptcy cases in connection with the operation of the Company's business generally enjoy priority in right to payment over Pre-petition Indebtedness and may be paid by the Company in the ordinary course of business. Such liabilities are reflected on the Company's Consolidated Balance Sheet as Liabilities Not Subject to Compromise.

                    CROWN BOOKS CORPORATION AND SUBSIDIARIES
                              DEBTOR-IN-POSSESSION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, UNAUDITED
                    October 31, 1998 and November 1, 1997

Under the Bankruptcy Code, the Company may, subject to certain conditions, assume or reject executory contracts, including store leases, existing at the commencement of the bankruptcy cases. The rejection of an executory contract or lease is treated as a breach thereof occurring immediately before the filing of the debtors' bankruptcy petitions, and liabilities of the Company arising as a result of the rejection of executory contracts and leases will ultimately be included in Liabilities Subject to Compromise. At October 31, 1998, the Company had a reserve for closed stores of approximately $13.4 million as a result of its estimate for the cost associated with the closing of stores and lease rejection claims, which amount is included in the accompanying Balance Sheet as Liabilities Subject to Compromise.

NOTE 6 - DEBTOR-IN-POSSESSION FINANCING

On September 2, 1998 Crown Books and its subsidiaries finalized a Debtor-in-Possession Loan and Security Agreement (the "Loan Agreement") with certain commercial lenders to obtain debtor-in-possession financing. The Loan Agreement, as amended, provides that the lenders will establish for the Company a revolving credit facility permitting borrowings in an aggregate amount equal to the lesser of (a) $40,000,000, or (b) the sum of (i) Standard Borrowings and
(ii) Special Inventory Advances (each as hereafter defined). "Standard Borrowings" means borrowings in an amount equal to the lesser of (i) 55% of the value of the Company's acceptable inventory, at cost, or (ii) 85% of the net retail liquidation value of such inventory. "Special Inventory Advances" means borrowings in excess of the Standard Borrowings in an amount equal to the lesser of (i) 7.5% of the cost value of the Company's acceptable inventory, or (ii) 15% of the net retail liquidation value of such inventory and further such Special Inventory Advance must be backed by an inventory repurchase agreement acceptable to the Lender. As of this date, the Company does not have such an acceptable inventory repurchase agreement.

The Loan Agreement provides a separate sub-limit of $5,000,000 for outstanding letters of credit. All borrowings under the Loan Agreement mature and are payable on August 16, 2000. Borrowings under the Loan Agreement are secured by a first priority security interest in substantially all of the Company's assets and a super-priority administrative expense claim under Section 364c(1) of the Bankruptcy Code.

Interest is payable on Standard Borrowings at a floating rate equal to the lenders' prime rate plus 1.25%, and at prime plus 8.5% on Special Inventory Advances. Interest is payable monthly, in arrears.

In connection with its borrowings under the Loan Agreement, the Company has paid the lenders a $600,000 commitment fee and has agreed to pay maintenance fees at a rate of $120,000 per year. If the Company elects to pre-pay the unpaid balance of its loans, it will also become obligated to pay, subject to certain exceptions, a pre-payment premium of $750,000.

Under the Loan Agreement, the Company is required to satisfy certain financial reporting; sales; accounts payable; advance rate; and inventory content and balance covenants. The Company and its Lenders have entered into a letter of agreement to the Loan Agreement that will change certain convenant requirements for December 1998 and January 1999 related to sales and effective advance rates. At December 18, 1998, the Company's borrowings under the Loan Agreement aggregated $27.8 million, and there was approximately $6.8 million available for borrowing under the Loan Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING INFORMATION

Certain matters discussed herein are forward-looking statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to differ from those expressed or implied by such forward-looking statements. Actual results may differ materially due to a variety of factors, including without limitation: the ability of the Company to reorganize under Chapter 11; to open new stores and close other stores; the sufficiency of recorded reserves for closed stores; uncertainties regarding the availability of sufficient liquidity to continue operations; and the effect of national and regional economic conditions. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements or to reflect any future change in events or circumstances.

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

Under the Bankruptcy Code, the Company may, subject to certain conditions, assume or reject executory contracts, including store leases, existing at the commencement of the Company's bankruptcy case. The rejection of an executory contract or lease is treated as a breach thereof occurring immediately before the filing of the Company's bankruptcy petition, and liabilities of the Company arising as a result of the rejection of executory contracts and leases will be treated as Pre-petition Indebtedness. The Company has a reserve for Closed Stores of approximately $13.4 million during the 39 weeks ended October 31, 1998.

At July 31, 1998, the Company operated 174 stores in nine geographic markets, of which 130 were Super Crown Books stores. However, the Company has, with Bankruptcy Court approval, implemented a plan that has resulted in the closure of 79 of its stores and subsequently closed one additional store due to the expiration of the lease. At December 11, 1998, the Company continues to operate 94 stores (including 71 Super Crown Books stores) located in five geographic markets.

In connection with its acquisition in May 1998 of Dart Group Corporation ("Dart"), which owns 52.3% of the Company's outstanding common stock, Richfood Holdings, Inc. ("Richfood") has expressed its intent to cause Dart to divest its ownership of the Company as soon as practicable. The declines in the Company's financial performance, its liquidity concerns and the Chapter 11 filing have impeded the ability to effect any transaction. Accordingly, there can be no assurance that any transaction will be effected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FINANCIAL CONDITION

The Company relies primarily on cash and borrowings under its revolving credit facilities to satisfy it's liquidity needs. The Company's cash position declined from approximately $13.9 million at January 31, 1998 to approximately $3.6 million at October 31, 1998, while its available credit facilities decreased from $25.0 million at January 31, 1998 to $6.8 million at December 11, 1998. The decline in the Company's liquidity resulted primarily from the Company's restocking of depleted store inventories; continuing operating losses; funding of reorganization costs; and the build up of inventory for the Christmas season. The Company's liquidity needs have been partly offset by the implementation of the Company's store closing plan; special inventory liquidation programs; and the temporary stay imposed under the Bankruptcy Code on the Company's creditor's attempts to collect Pre-petition Indebtedness. Generally, such stay will continue in effect as to unsecured creditors during the Company's pending bankruptcy case.

Management believes that the Company's liquidity is adequate to support continuing operations during the next twelve months, based on current forecasts and provided that the stay remains in effect.

Operating activities used $31,351,000 of the Company's funds during the 39 weeks ended October 31, 1998, compared to using $21,495,000 during the 39 weeks ended November 1, 1997. The primary use of funds during the 39 weeks ended October 31, 1998 was for funding seasonal build in inventory; funding operating losses; funding store closings; payments for payable balances; and professional fees related to the Company's Bankruptcy.

The Company used $328,000 for capital expenditures during the 39 weeks ended October 31, 1998, compared to $8,008,000 for the same period last fiscal year.

Financing activities provided $21,407,000 to the Company during the 39 weeks ended October 31, 1998. At December 18, 1998, the Company's borrowings under its revolving loan agreement aggregated $27,818,972 and there was approximately $6,825,410 million available for borrowing under such agreement.

RESULTS OF OPERATIONS

The Company currently operates 94 book stores. For the comparable period last year (August 1, 1997 to November 1, 1997) the Company operated 174 stores. Accordingly any assessment of comparable overall results need to be weighted for this difference in number of open stores.

Sales

Sales of $160,168,000 for the 39 weeks ended October 31, 1998 decreased by $39,069,000, or 19.6%, compared to the 39 weeks ended November 1, 1997. Sales of $39,094,000 for the 13 weeks ended October 31, 1998 decreased by $26,582,000 or 40.5%, compared to the 13 weeks ended November 1, 1997. Of the $26,582,000 decrease approximately $22,457,000 (84.5%) related to stores that have been closed; accordingly on a comparable store basis for the same calendar periods, store sales decreased $4,125,000 (9.5%) primarily due to (1) the interruptions in the flow of merchandise inventory primarily as a result of the Company's liquidity problems, (2) a lack of comparable marketing programs, (3) additional competition by several major bookstore chains and,(4) the effect of adverse bankruptcy publicity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of Sales
Cost of sales (before shrinkage and other reserves) as a percentage of sales were 67.4% and 67.8% for the 39 and 13 weeks ended October 31, 1998, respectively, compared to 65.6% and 66.2% for the 39 and 13 weeks ended November 1, 1997, respectively. The increased cost of sales were primarily due to the effects of higher book purchase costs resulting from the current major supplier purchase and distribution arrangements. The Company has accrued inventory shrinkage of $3.6 million and $6.7 million for the 39 weeks periods ended October 31, 1998 and November 1, 1997, respectively.

Store Occupancy
Occupancy costs of $7.8 million for the 13 weeks ended October 31, 1998 decreased by approximately $5.1 million compared to the quarter ended November 1, 1997; however, occupancy cost as a percent of sales increased slightly in the 3rd quarter fiscal 1999 compared to the similar quarter of fiscal year 1998. This increase in occupancy costs relative to sales is primarily due to lower sales at the comparable stores coupled with relatively fixed occupancy costs. All occupancy costs related to the 79 Closed Stores have been charged to the closed store reserve.

Selling and Administrative Expenses
Selling and administrative expenses as a percentage of sales were 18.1% and 18.5%, respectively, for the 39 and 13 weeks ended October 31, 1998, compared to 22.4% and 26.8% for the 39 and 13 weeks ended November 1, 1997. The savings were primarily due to cost-cutting measures implemented by current management including payroll and associated fringe benefits; lower levels of advertising; and lower levels of travel, pre-opening, bad debt and supply expenses.

Depreciation and Amortization
Depreciation and amortization expense decreased $1,645,000 and $714,000 for the 39 weeks and the 13 weeks ended October 31, 1998 respectively, compared to the 39 weeks and the 13 weeks ended November 1, 1997. The decreases were primarily due to store closings and the associated write-off of store assets and computer equipment.

Interest Expense
Interest expense increased by $285,000 and $18,000 during the 39 weeks and the 13 weeks ended October 31, 1998 compared to year earlier periods. The level of interest costs increased primarily due to increased borrowings under the Company's credit facility and were used to fund operating losses (including vendor payments). In the 3rd quarter the level of interest costs were lower due to both lower average borrowings and the lower effective interest rate.

Reorganization Costs
During the 39 weeks ended October 31, 1998, the Company recorded reorganization costs of approximately $26.2 million in connection with Chapter 11 filing and store closings.

Net Losses
The Company had net losses of $45.2 million and $6.5 million in the 39 and 13 weeks ended October 31, 1998 compared to net losses of $32.5 million and $25.6 million in the 39 and 13 weeks ended November 1, 1997. The losses in the 39 and 13 weeks ended October 31, 1998 are the result of the reorganization costs; store closings and the declines in comparable store sales. The fiscal year 1998 losses for the 39 week and the 13 weeks ended November 1, 1997 were primarily due to reversals of income tax benefits previously recognized and the addition to shrinkage reserves.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

INTERNAL CONTROLS

During the fiscal year ended January 31, 1998 (fiscal 1998), under its prior management team, Crown implemented a new accounts payable and inventory system without the system being completely tested and interfaced with the store systems. As a result of implementation problems with the system, the Company was unable to determine in an accurate and timely manner the purchases and amounts payable for each vendor throughout fiscal 1998. Additionally, reconciliation of certain key general ledger accounts, including cash, accounts payable and inventory, were not performed on a timely basis during fiscal 1998 and the adjustment to reconcile the general ledger to the physical inventory at year ended January 31, 1998 was unusually high. Significant effort was required in connection with the year-end financial statement closing process to reconcile these accounts, determine the nature of any reconciling items and record adjustments to correct errors or omissions to these accounts.

Since February 1998, Crown, under its new management, has invested substantial effort and made improvements in the financial controls and procedures. Significant effort still is needed to completely reconcile both the cash accounts and the pre-petition obligations.

YEAR 2000

The Company is continuing its review and implementation related to impact of Year 2000 on its information systems, as well the impact on relationships with customers and key vendors. Based on its review, the Company's point of sale and store level inventory control systems in the 94 on going stores will need to upgrade to the latest version of the point-of-sale program, and some stores will need new computer equipment to handle this upgrade. The Company believes the general ledger system may be capable of handling Year 2000 and is in the process of testing this system. Other ancillary and related systems 9including the primary inventory control systems) will need some modification. The Company contracted with a Year 2000 software solution provider for remediation of affected proprietary programs. Remediation is complete, and all modified code has been returned to the Company. The Company has begun testing the code changes, and will purchase a suite of testing tools to facilitate this testing effort. The Company's plan is to continue to substantially involve outside experts in both remediation of affected proprietary programs, and development of contingency plans to ensure minimal disruption of the Company's operations should remediation efforts fail. There can be no certainty that there will be sufficient time to complete full implementation of the plan by the Year 2000.

Currently the aggregate costs associated with this program are estimated at $600,000 for fiscal 1999, with no payments made during the 39 weeks ended October 31,1998.

PART II

ITEM 1.  LEGAL PROCEEDINGS

Material legal proceedings pending against Crown Books are described in its Annual Report on Form 10-K for the year ended January 31, 1998 (the "Annual Report"). The Company's principal vendor, Ingram Books, Inc. ("Ingram"), filed a lawsuit against Crown Books on June 10, 1998. In the lawsuit, Ingram alleges, among other things, breach of contract by Crown Books and Dart Group Corporation ("Dart"), fraudulent misrepresentation by Dart, negligent misrepresentation by Dart, civil conspiracy by Dart and Crown Books, fraudulent conveyance against Dart, breach of contract by Dart and seeks declaratory judgement against Dart.

The Company believes it has satisfied the Ingram pre-petition debt with inventory exchanges pursuant to Bankruptcy Code Section 546(g) (see Note 4 to the Consolidated Financial Statements). The Ingram action is currently stayed as it relates to the Company.

Dart has advised the Company that it believes that Ingram's claims against Dart are without merit and that it intends to vigorously defend the matter.

On September 17, 1998, the Company was notified that, effective September 18, 1998, its common stock would be delisted from trading on the NASDAQ stock market.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------

(A)      Exhibits
         --------

         Exhibit 27.1 - Financial Data Schedule

(B)      Reports on Form 8-K

During the quarter ended October 31, 1998, Crown Books Corporation filed one Current Report on Form 8-K. Such report was filed on August 25, 1998 reporting under Item 5 that Crown Books was implementing a store closing plan with the approval of the Bankruptcy Court.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CROWN BOOKS CORPORATION



Date: December 21, 1998       By:         /s/ Anna L. Currence
                                          ANNA L. CURRENCE
                                          President and Chief Executive Officer

Date:  December 21, 1998      By:         /s/  Richard K. Nason
                                          RICHARD K. NASON
                                          Chief Financial Officer